Form 10-Q
period 1996-05-31
PRECISION SYSTEMS INC
filed 1996-07-23
CIK 886074

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________________ TO _________________


                         COMMISSION FILE NO. 000-20068

                            PRECISION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                       41-1425909
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


             11800 30TH COURT NORTH, ST. PETERSBURG, FLORIDA  33716
                    (Address of principal executive offices)

                                 (813) 572-9300
              (registrant's telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [  ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of the latest practicable date.

         Total number of shares of outstanding capital stock as of July 12, 1996:

         Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17,160,220
         Series A Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,000


===============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                               Three months ended                    Nine months ended
                                                      ------------------------------------ ------------------------------------
                                                           May 31,           May 31,            May 31,            May 31,
                                                            1996               1995               1996              1995
                                                      ----------------- ------------------ -----------------  -----------------
 REVENUE
      Contract revenue   . . . . . . . . . . . . .    $      6,395,463  $       4,103,652  $     15,283,553   $     10,050,260
      Service and support  . . . . . . . . . . . .           3,328,721          1,510,941         4,597,806          4,170,589
      License fee    . . . . . . . . . . . . . . .           1,202,040              -             1,202,040            436,800
                                                      ----------------- ------------------ -----------------  -----------------
                                                            10,926,224          5,614,593        21,083,399         14,657,649

 COSTS AND EXPENSES
      Contract   . . . . . . . . . . . . . . . . .           3,841,307          1,751,934         7,218,361          5,079,233
      Selling, general, and administrative . . . .           9,509,702          3,045,717        16,243,379          9,772,013
      Research, engineering and development  . . .           1,887,551            706,791         3,816,398          2,312,669
                                                      ----------------- ------------------ -----------------  -----------------
                                                            15,238,560          5,504,442        27,278,138         17,163,915
                                                      ----------------- ------------------ -----------------  -----------------
 Operating income (loss) . . . . . . . . . . . . .          (4,312,336)           110,151        (6,194,739)        (2,506,266)
 Gain on marketable equity securities  . . . . . .               -                  -             1,262,414              -
 Interest income (expense), net  . . . . . . . . .             107,717              3,056           264,052            (93,762)
                                                      ----------------- ------------------ -----------------  -----------------
 Income (loss) from continuing operations
      before income taxes  . . . . . . . . . . . .          (4,204,619)           113,207        (4,668,273)        (2,600,028)
 Income taxes (foreign affiliates) . . . . . . . .             210,000              -               210,000              -
                                                      ----------------- ------------------ -----------------  -----------------

 INCOME (LOSS) FROM CONTINUING
      OPERATIONS . . . . . . . . . . . . . . . . .          (4,414,619)           113,207        (4,878,273)        (2,600,028)

 Discontinued operations:
      Loss from operations of Interactive
         Services, Inc.  . . . . . . . . . . . . .               -                (93,586)            -               (188,831)
      Gain on disposal of Interactive
         Services, Inc.  . . . . . . . . . . . . .               -                 56,276             -                 56,276
                                                      ----------------- ------------------ -----------------  -----------------

 NET INCOME (LOSS) . . . . . . . . . . . . . . . .          (4,414,619)            75,897        (4,878,273)        (2,732,583)

 Preferred stock dividend requirement  . . . . . .              87,715            109,221           257,646            283,967
                                                      ----------------- ------------------ -----------------  -----------------
 Net loss applicable to common stock . . . . . . .    $     (4,502,334) $         (33,324) $     (5,135,919)  $     (3,016,550)
                                                      ================= ================== =================  -----------------

 NET INCOME (LOSS) PER SHARE
      Continuing operations  . . . . . . . . . . .    $           (.29) $            (.01) $           (.35)  $           (.24)
                                                      ================= ================== =================  =================
      Discontinued operations  . . . . . . . . . .    $          -      $           -      $          -       $           (.01)
                                                      ================= ================== =================  =================
      Net loss applicable to common stock  . . . .    $           (.29) $           -      $           (.37)  $           (.28)
                                                      ================= ================== =================  =================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                                                May 31,              August 31,
                                                                                                  1996                  1995
                                                                                           -----------------     -----------------
                                       ASSETS
CURRENT ASSETS
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      20,501,454     $       7,702,535
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,426,385             5,618,496
    Supplies and other current assets   . . . . . . . . . . . . . . . . . . . . . . . . .          1,322,303             1,164,511
                                                                                           -----------------     -----------------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,250,142            14,485,542

PROPERTY, PLANT AND EQUIPMENT, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,344,666             6,428,568

INTANGIBLE ASSETS, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         40,130,625             6,458,815
                                                                                           -----------------     -----------------
                                                                                           $      84,725,433     $      27,372,925
                                                                                           =================     =================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . .  $         483,000     $           -
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,445,537             1,331,784
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,512,338               526,394
    Accrued payroll and related liabilities   . . . . . . . . . . . . . . . . . . . . . .          2,963,818               651,401
    Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            119,772                99,772
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,253,177             1,329,580
                                                                                           -----------------     -----------------
        Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,777,642             3,938,931
                                                                                           -----------------     -----------------

LONG-TERM LIABILITIES
    Deferred revenue - non-current  . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                   471,895
    Other long-term liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            492,000                 -
                                                                                           -----------------     -----------------
        Total long-term liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .            492,000               471,895
                                                                                           -----------------     -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Non-redeemable preferred stock - $.01 par value; Series A 6% Cumulative
        Convertible Preferred Stock; convertible at $4.76 per share; authorized 50,000
        shares, issued 10,000 shares; liquidation preference $5,800,000   . . . . . . . .                100                   100
    Common stock - $.01 par value; authorized 30,000,000 shares, issued
       14,708,275 and 9,733,525 shares, respectively  . . . . . . . . . . . . . . . . . .            147,083                97,335
    Class B - convertible common stock - $.01 par value; authorized, issued and
       outstanding 2,415,945 shares   . . . . . . . . . . . . . . . . . . . . . . . . . .             24,159                24,159
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        106,559,211            67,740,805
    Deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (49,952,886)          (45,074,613)
    Treasury stock (132,937 shares) - at cost   . . . . . . . . . . . . . . . . . . . . .           (422,360)             (422,360)
    Accumulated preferred stock dividend  . . . . . . . . . . . . . . . . . . . . . . . .            857,888               596,673
    Cumulative foreign currency translation adjustment  . . . . . . . . . . . . . . . . .            405,000                 -
    Unearned compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (162,404)                -
                                                                                           -----------------     -----------------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,455,791            22,962,099
                                                                                           -----------------     -----------------
                                                                                           $      84,725,433     $      27,372,925
                                                                                           =================     =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    Nine months ended
                                                                                           --------------------------------------

                                                                                                May 31,               May 31,
                                                                                                  1996                 1995
                                                                                           -----------------    -----------------
Cash flows - operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (4,878,273)   $      (2,732,583)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . .          2,946,546            2,903,345
        Gain on disposal of discontinued operations   . . . . . . . . . . . . . . . . . .              -                  (56,276)
        Change in current assets and liabilities, net of business acquisitions:
            (Increase) decrease in accounts receivable  . . . . . . . . . . . . . . . . .          1,958,111           (3,000,431)
            (Increase) decrease in supplies and other current assets  . . . . . . . . . .            688,208              920,376
            Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . . . .         (1,322,489)          (2,311,853)
            Increase (decrease) in accrued expenses . . . . . . . . . . . . . . . . . . .         (1,442,364)              85,616
            Increase (decrease) in deferred revenue . . . . . . . . . . . . . . . . . . .           (788,298)             322,300
            Increase (decrease) in customer deposits  . . . . . . . . . . . . . . . . . .             20,000             (246,879)
        Discontinued operations, non-cash charges, and working capital changes  . . . . .              -                  (70,846)
                                                                                           -----------------    -----------------

               NET CASH USED IN OPERATING ACTIVITIES  . . . . . . . . . . . . . . . . . .         (2,818,559)          (4,187,231)
                                                                                           -----------------    -----------------

Cash flows - investing activities:
    Cash acquired - Vicorp acquisitions   . . . . . . . . . . . . . . . . . . . . . . . .          7,314,000                -
    Purchase of property, plant and equipment   . . . . . . . . . . . . . . . . . . . . .         (1,304,314)          (1,185,014)
    Proceeds from disposal of discontinued operations   . . . . . . . . . . . . . . . . .              -                1,025,000
                                                                                           -----------------    -----------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   . . . . . . . . . . . . . .          6,009,686             (160,014)
                                                                                           -----------------    -----------------

Cash flows - financing activities:
    Repayment of note payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -               (2,952,933)
    Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . .          9,607,792            5,814,934
                                                                                           -----------------    -----------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES   . . . . . . . . . . . . . . . . . . .          9,607,792            2,862,001
                                                                                           -----------------    -----------------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . .         12,798,919           (1,485,244)

Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . . . .          7,702,535            9,190,764
                                                                                           -----------------    -----------------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . . . .  $      20,501,454    $       7,705,520
                                                                                           =================    =================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                          Non-
                                      Redeemable      Common        Class B
                                        Preferred     Stock       Convertible    Additional
                                       Stock $.01    $.01 Par       Common         Paid-in                           Treasury
                                        Par Value     Value          Stock         Capital           Deficit           Stock
                                      ------------  ---------    -----------   --------------    ---------------    ------------
 BALANCE AT SEPTEMBER 1, 1995  . . .  $        100  $  97,335    $    24,159   $   67,740,805    $   (45,074,613)   $   (422,360)

 Net loss for the nine months
    ended May 31, 1996 . . . . . . .         -          -              -                -             (4,878,273)         -

 Issuance of common stock upon
    exercise of warrants . .. . . .          -         15,000          -            8,610,000              -              -

 Issuance of common stock upon
    exercise of stock options  . . .         -          3,393          -              979,399              -              -

 Issuance of common stock in
    connection with The Vicorp Group
    acquisition  . . . . . . . . . .         -         31,355          -           29,490,222              -              -

 Unearned compensation . . . . . . .         -          -              -                -                  -              -

 Cumulative foreign currency
    translation adjustment   . . . .         -          -              -                -                  -              -

 Dividend on preferred stock . . . .         -          -              -             (261,215              -              -
                                      ------------  ---------    -----------   --------------    ---------------    ------------
 BALANCE AT MAY 31, 1996 . . . . . .  $        100  $ 147,083    $    24,159   $  106,559,211    $   (49,952,886)   $   (422,360)
                                      ============  =========    ===========   ==============    ===============    ============


                                                                    Cumulative
                                         Accumulated                 Foreign
                                          Preferred                  Currency
                                            Stock                  Translation               Unearned
                                          Dividend                  Adjustment             Compensation                Total
                                       -------------              ------------           --------------           --------------
 BALANCE AT SEPTEMBER 1, 1995  . . .   $     596,673              $      -               $        -               $   22,962,099

 Net loss for the nine months
    ended May 31, 1996 . . . . . . .           -                         -                        -                   (4,878,273)

 Issuance of common stock upon
    exercise of warrants . . . . .             -                         -                        -                    8,625,000

 Issuance of common stock upon
    exercise of stock options  . . .           -                         -                        -                      982,792

 Issuance of common stock in
    connection with The Vicorp Group
    acquisition  . . . . . . . . . .           -                         -                        -                   29,521,577

 Unearned compensation . . . . . . .           -                         -                     (162,404)                (162,404)

 Cumulative foreign currency
    translation adjustment   . . . .           -                       405,000                    -                      405,000

 Dividend on preferred stock . . . .         261,215                     -                        -                    -
                                       -------------              ------------           --------------           --------------
 BALANCE AT MAY 31, 1996 . . . . . .   $     857,888              $    405,000           $     (162,404)          $   57,455,791
                                       =============              ============           ==============           ==============






  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The interim condensed consolidated financial statements of Precision Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal years ended August 31, 1995 and 1994.

         In the opinion of the Company, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain information included in the Company's annual financial statements and notes thereto.

         Certain amounts for previous periods have been reclassified to conform with the 1996 presentation.

NOTE 2 - LOSS PER SHARE

         Loss per share for the three- and nine-month periods ended May 31, 1996 and 1995, have been computed based upon the weighted average common and common equivalent shares outstanding of 15,470,880 and 13,827,612 and 11,475,123 and 10,760,991, respectively. The loss per share calculation does not include common stock equivalents as their inclusion would be anti-dilutive.

NOTE 3 - ACCOUNTS RECEIVABLE

                                                                                         May 31,                  August 31,
                                                                                          1996                       1995
                                                                                   -----------------          ------------------
                                                                                       (unaudited)
                 Contract and trade, net  . . . . . . . . . . . . . . . . .               14,198,507          $        4,479,247
                 Unbilled receivables . . . . . . . . . . . . . . . . . . .                  227,878                   1,139,249
                                                                                    ----------------          ------------------

                                                                                   $      14,426,385          $        5,618,496
                                                                                   =================          ==================

         Unbilled receivables represent sale of software-based products that have been delivered and will be billed in accordance with the underlying agreements.

NOTE 4 - STOCKHOLDERS' EQUITY

         During November 1995, Vulcan Ventures, Incorporated ("Vulcan") exercised warrants to purchase 500,000 shares of the Company's common stock at $5.00 per share, 500,000 shares of common stock at $6.00 per share, and 500,000 shares of common stock at $6.25 per share, thereby generating additional capital to the Company of $8,625,000. Vulcan's third tier warrants for the purchase of 500,000 shares originally were for Class B Common Stock at $7.00 per share or, if an amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Class B Common Stock had not been effected by the date of exercise, then the warrants to purchase 500,000 of the Company's Common Stock were to be exercised at $6.25 per share.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - BUSINESS ACQUISITION

         On April 16, 1996, the Company acquired Vicorp N.V., a Netherlands Antilles corporation ("Vicorp"). In the transaction, the Company issued 3,135,467 shares of Common Stock for all the issued and outstanding stock of Vicorp.

         In connection with the transaction, the Company, Alta Investissements, S.A. ("Alta"), Primwest Holding, S.A. ("Primwest"), and certain shareholders of the Company entered into a Shareholders' Agreement pursuant to which Primwest, the controlling shareholder of Alta, shall be entitled to certain registration rights and to nominate one member of the Company's Board of Directors for so long as Primwest owns at least 10 percent of the Company's Common Stock. Subject to certain limitations, the Company will have a right of first refusal with respect to the sale of shares of Common Stock issued to Alta in the transaction. Primwest also agreed not to transfer shares of Precision System, Inc.'s stock for a twelve-month period.

         The acquisition was accounted for using the purchase method of accounting. This purchase price of $32,434,985 was comprised of Company common stock valued at $29,521,577, Company stock options with in-the-money value of $1,469,321, and other direct acquisition costs totaling $1,444,087.

         The preliminary purchase price allocation among the assets acquired and liabilities assumed in the acquisition of Vicorp are as follows:

                                                                                              (UNAUDITED)
                       Current assets  . . . . . . . . . . . . . . . . . . . . . . . .  $      18,926,000
                       Current liabilities   . . . . . . . . . . . . . . . . . . . . .        (21,301,000)
                                                                                        -----------------
                          Net current liabilities    . . . . . . . . . . . . . . . . .         (2,375,000)
                                                                                        -----------------
                       Long-term assets  . . . . . . . . . . . . . . . . . . . . . . .          5,386,000
                       Long-term liabilities   . . . . . . . . . . . . . . . . . . . .         (2,480,000)
                       Residual goodwill   . . . . . . . . . . . . . . . . . . . . . .         31,903,985
                                                                                        -----------------
                          Total purchase price                                          $      32,434,985
                                                                                        =================

         The following unaudited pro-forma summary presents the Company's results of operations as if the acquisition had occurred at the beginning of the period presented. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited pro-forma summary results of operations. Actual statements of operations of the Company and of Vicorp were combined from the effective date of the acquisition forward, with no retroactive restatement.

                                                                                             Pro-forma
                                                                                             Unaudited
                                                                                            Nine Months
                                                                                               Ended
                       (Dollars in thousands, except per share data)                       May 31, 1996
                       ---------------------------------------------                    -----------------
                       Revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          48,220
                                                                                        =================
                       Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (6,423)
                                                                                        =================
                       Net loss per common share   . . . . . . . . . . . . . . . . . .  $            (.39)
                                                                                        =================

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SUBSEQUENT EVENT

         During July 1996, RMS Limited Partnership, the sole owner of the Company's Class B Common Stock, converted all of its Class B Common
Stock into an equal number of shares of the Company's regular Common Stock in accordance with the provisions of the Company's Certificate of Incorporation.

         The Class B Common Stock possessed "super voting" rights to vote ten to one on most matters submitted for stockholder approval under the Delaware General Corporation Law, including the election of directors. The Class B Common Stock also voted as a separate class and effectively had veto rights on major corporate actions such as mergers, recapitalizations, and the sale of assets, among other events. The Class B shares, which have been converted in their entirety, have been retired and are not available for reissue.

         As a consequence of the conversion, all of the Company's common stock currently outstanding or eligible to be issued under the Company's restated Certificate of Incorporation now vote as a single class on an one vote per share basis on all matters submitted to shareholders.

NOTE 7 - OTHER MATTERS

         On June 29, 1996, the Company, under Form 8-K, filed with the Securities and Exchange Commission audited consolidated financial statements of Vicorp N.V. and its subsidiaries ("Vicorp") and unaudited pro forma financial statements of the Company and Vicorp giving effect to the purchase by the Company of substantially all of the capital stock of Vicorp. The Board of Directors of the Company is in the process of evaluating its strategic plans for the integration of Vicorp's technology with the existing technology of the Company in conjunction with a continuing review of the Company's long-term development plans. As a result, the Company is in the process of revising the unaudited pro forma financial statements filed under Form 8-K to adjust its preliminary purchase price allocation for such acquisition.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


         Precision Systems, Inc. sells and supports solutions that simplify and personalize communications for the customers of nearly 600 wireless, wireline, and large virtual private network installations in more than 35 countries around the world.

Contract Revenue and Costs

         For the three and nine months ended May 31, 1996, contract revenue increased to $6,395,463 and $15,283,553, respectively, compared to $4,103,652 and $10,050,260 for the same periods in fiscal 1995. Contract cost increased for the three months ended May 31, 1996, to $3,841,307 compared to $1,751,934 for the same period in fiscal 1995. Contract cost for the nine months ended May 31, 1996, increased to $7,218,361 compared to $5,079,233 for the nine months ended May 31, 1995. Gross margin for the three and nine months ended May 31, 1996, was $2,554,156 (40 percent of contract revenue) and $8,065,192, respectively (53 percent of contract revenue) compared to $2,351,718 (57 percent of contract revenue) and $4,971,027, respectively (49 percent of contract revenue) for fiscal 1995. The Company's gross margin percentage for the three months ended May 31, 1996, decreased as compared to the same period in fiscal 1995 primarily due to a higher amount of lower margin equipment revenue in the contract revenue mix.

         Contract revenue related to Enhanced Service Platforms ("ESP") product sales to MCI was approximately $2,500,000 and $9,500,000 for the three and nine months ended May 31, 1996, compared to approximately $3,700,000 and $6,100,000, respectively, for the same periods in fiscal 1995. The overall decrease in ESP-related product sales was due to MCI's lower purchasing volume for its network traffic requirements.

         Contract revenue associated with the UniPort(TM) product was approximately $469,000 and $1,600,000 the three and nine months ended May 31, 1996, compared to approximately $421,000 and $4,000,000 for the same periods in fiscal 1995. The first three quarters of fiscal 1995 included UniPort(TM) sales that did not recur in fiscal 1996.

         The Company currently is marketing UniPort(TM) and ESP products to MCI. Although the Company anticipates generating revenue during the remainder of fiscal 1996 by selling such products to MCI, no assurance can be given that any such discussions will result in additional equipment orders from MCI. In addition, with the acquisition of The Renaissance Group, the Company acquired several customers with field trial systems in place. Formal contract discussions are still in progress with certain of these customers, and management feels that several of these trial systems will pass customer specifications and requirements. Consequently, revenue generating opportunities may be created from these efforts. However, there is no assurance that these opportunities will result in a formal order for products and/or services.

         Contract revenue associated with Vicorp's Betex product was approximately $3,300,000 for the period from the acquisition date to May 31, 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp since the acquisition date April 16, 1996. The Company expects the revenue generated from the sale of Betex products to increase during the remainder of fiscal 1996.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Service and Support

         For the three and nine months ended May 31, 1996, service and support revenue increased to $3,328,721 and $4,597,806, respectively, compared to $1,510,941 and $4,170,589 for the corresponding periods in fiscal 1995.
Certain of the Company's, service and support revenue represents maintenance services provided to MCI and the Home Shopping Network, Inc. ("HSN") for certain Enhanced Service Platforms ("ESP") sold to both companies and to certain software development services provided to MCI. Service and support provided to MCI decreased to $314,000 and $1,579,000, respectively, for the three and nine months ended May 31, 1996, compared to $1,130,000 and $2,593,000 for the same period in fiscal 1995. The decrease primarily is due to certain non-recurring development projects delivered to MCI in fiscal 1995.

         Service and support provided to HSN decreased to $362,000 and $1,086,000 for the three and nine months ended May 31, 1996, respectively, in comparison to $374,000 and $1,547,000 for the three and nine months ended may 31, 1995. HSN's service and support contract was renegotiated in fiscal 1995, thereby reducing both the level of maintenance services and the revenue earned.

         Service and support revenue for Vicorp's Betex product was approximately $2,700,000 from the acquisition date to May 31, 1996. Vicorp's service and support revenue includes maintenance and custom software development services provided to its customers.

License Fee

         For the three and nine months ended May 31, 1996, license fee revenue was $1,202,040 and $1,202,040, respectively, compared to $0 and $436,800, respectively, for the corresponding periods in fiscal 1995. License fee revenue for fiscal 1996 primarily relates to the sale of Vicorp's Betex products. During fiscal 1995, the Company charged MCI a fee for the use of its proprietary software. The Company does not anticipate generating any material future license fee revenue for its ESP equipment. However, the Company does anticipate generating future license fee revenue for its Betex and UniPort(TM) products, although no assurance can be given for such future revenue.

Selling, General, and Administrative Expenses

         For the three and nine months ended May 31, 1996, selling, general, and administrative expenses increased by $6,463,985 to $9,509,702 and increased by $6,471,366 to $16,243,379, respectively, compared to the same periods in fiscal 1995. The increase in selling, general and administrative expenses for the three months ended May 31, 1996, primarily is due to the following:

         - Vicorp's expenditures were approximately $4,400,000 subsequent to the acquisition date, primarily relating to its numerous offices throughout its European operations and the effect of such on its overhead costs.

         - Non-cash amortization expense relating to the intangible assets acquired through the Vicorp transaction was approximately $800,000 from the acquisition date to May 31, 1996.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Selling, General, and Administrative Expenses (continued)

         - The Company increased its allowance for doubtful accounts reserve for estimated uncollectible receivables by approximately
             $400,000 during the three months ended May 31, 1996.

         - The Company also increased its expenditures in the marketing area for items such as personnel, trade shows, advertising, and market research in order to competitively market its products and to increase future revenue.

         As the Company's global strategy is implemented over the coming fiscal quarters, the Company may, at its discretion, accrue for charges necessary to organize its business to meet emerging market requirements and opportunities.

Research, Engineering, and Development

         For the three and nine months ended May 31, 1996, research, engineering, and development expenses increased to $1,887,551 and $3,816,398, respectively, compared to $706,791 and $2,312,669, respectively, in the same periods in fiscal 1995. The increase in research, engineering, and development expenses primarily relates to the increase in the research and development staff in order to maintain customer needs and future expectations. In addition, Vicorp's research, engineering and development expenses from the acquisition date to May 31, 1996, were approximately $1,100,000. Management does believe that it operates in a highly competitive business environment and, in order to maintain a competitive position, the Company will continue to expend funds to improve its core products and to develop new products.

Investment Gain on Marketable Equity Securities

         The Company's investment gain of $1,262,414 relates to its $7,296,034 purchase of marketable equity securities. Such securities were sold prior to May 31, 1996. The investment gains associated with these securities are included in the Company's statements of earnings.

Interest Income (Expense)

         For the three and nine months ended May 31, 1996, net interest income increased to $107,717 and $264,052, respectively, compared to net interest income (expense) of $3,056 and ($93,762), respectively, in the same periods in fiscal 1995. The increase in net interest income primarily is due to the effects of the $8,625,000 capital infusion from Vulcan and the related interest income earned on such funds.

Discontinued Operations

         Effective April 30, 1995, the Company disposed of its debit card service operations in exchange for approximately $1,025,000 in cash and the assumption of certain liabilities.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Income Taxes

         For the three and nine months ended May 31, 1996, income taxes were $210,000 and $210,000, respectively, and represent the amounts due for certain of Vicorp's profitable operations in Europe.

Factors That May Affect Future Results

         A number of uncertainties exist that could have an impact on the Company's future operating results, including economic conditions, technological issues, and competitive factors; many of such uncertainties are outside the Company's control and could postpone, delay, or eliminate potential sales opportunities. These uncertainties, therefore, can affect the Company's ability to sell, deliver, and install its products in a consistent manner. Consequently, the Company's past financial performance should not be considered to be a reliable indication of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Litigation

         The Company is subject to certain legal actions arising in the course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.

Financial Position, Liquidity, and Capital Resources

         At May 31, 1996, the Company had working capital of $9,472,500 compared to $10,546,611 at August 31, 1995. The Company expects to be able to fund its operating and investing activities through fiscal 1996 through the use of its current working capital, including the collection of existing accounts receivables and the generation of future revenues.

         The Company's account and contracts receivable increased to $14,426,385, as of May 31, 1996, from $5,618,496 as of August 31, 1995. The increase primarily relates to an increase in revenue volume associated with the acquisition of the operations of Vicorp.

         The Company's accounts payable increased to $12,445,537 as of May 31, 1996, from $1,331,784 as of August 31, 1995. The increase primarily relates to an increase in revenue volume associated with the acquisition of the operations of Vicorp.

         The Company's deferred revenue increased to $6,253,177 as of May 31, 1996, from $1,801,475 as of August 31, 1995, primarily due to the acquisition of Vicorp.

         The Company incurred approximately $1,300,000 in expenditures for capital assets for the nine months ended May 31, 1996.

         On April 16, 1996, the Company acquired Vicorp N.V., a Netherlands Antilles corporation ("Vicorp"). In the transaction, the Company issued 3,135,467 shares of Common Stock for the issued and outstanding stock of Vicorp.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financial Position, Liquidity, and Capital Resources (continued)

         In connection with the transaction, the Company, Alta Investissements, S.A. ("Alta"), Primwest holding, S.A. ("Primwest"), and certain shareholders of the Company entered into a Shareholders' Agreement pursuant to which Primwest, the controlling shareholder of Alta, shall be entitled to certain registration rights and to nominate one member of the Company's Board of Directors for so long as Primwest owns at least 10 percent of the Company's Common Stock. Subject to certain limitations, the Company will have a right of first refusal with respect to shares of Common Stock issued to Alta in the transaction. Primwest also agreed not to transfer shares of Precision System, Inc.'s stock for a twelve-month period.

Inflation

         Inflation has not had a significant impact on the Company's operations. Given the Company's recent acquisition of Vicorp and its large presence in international markets, inflationary factors could have a larger impact on the Company's operations in the future.

Seasonality

         Seasonality does not impact the Company's business at this time.

Other Matters

         On June 29, 1996, the Company, under Form 8-K, filed with the Securities and Exchange Commission audited consolidated financial statements of Vicorp N.V. and its subsidiaries ("Vicorp") and unaudited pro forma financial statements of the Company and Vicorp giving effect to the purchase by the Company of substantially all of the capital stock of Vicorp. The Board of Directors of the Company is in the process of evaluating its strategic plans for the integration of Vicorp's technology with the existing technology of the Company in conjunction with a continuing review of the Company's long-term development plans. As a result, the Company is in the process of revising the unaudited pro forma financial statements filed under Form 8-K to adjust its preliminary purchase price allocation for such acquisiton.

Forward-looking Information

         The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. Such statements involve risks and uncertainties and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors which could cause actual results to differ materially from those anticipated include, but are not limited to economic conditions, technological issues and competitive factors, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                         PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        PRECISION SYSTEMS, INC.



Date:   July 22, 1996      /s/ Russell I. Pillar
     -------------------   --------------------------------------------------
                           Russell I. Pillar, President and Chief Executive
                           Officer




Date:   July 22, 1996      /s/ John R. Hindman
     -------------------   --------------------------------------------------
                           John R. Hindman, Senior Vice President and
                           Chief Financial Officer




Date:   July 22, 1996      /s/ Kenneth M. Clinebell
     -------------------   ---------------------------------------------------
                           Kenneth M. Clinebell, Vice President and Controller
                           (Principal Accounting Officer)