Form 10-Q/A
period 1996-05-31
PRECISION SYSTEMS INC
filed 1996-10-03
CIK 886074

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q/A


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


         27     Financial Data Schedule (For SEC Use Only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        PRECISION SYSTEMS, INC.



Date:   October 2, 1996    /s/ Russell I. Pillar
     -------------------   --------------------------------------------------
                           Russell I. Pillar, President and Chief Executive
                           Officer





Date:   October 2, 1996    /s/ Steven H. Grant
     -------------------   --------------------------------------------------
                           Steven H. Grant, Senior Vice President and
                           Chief Financial Officer





Date:   October 2, 1996    /s/ Kenneth M. Clinebell
     -------------------   ---------------------------------------------------
                           Kenneth M. Clinebell, Vice President and Controller
                           (Principal Accounting Officer)

                                EXHIBIT INDEX



Exhibit
Number                                        Title
-------                                       -----
  27                           Financial Data Schedule (For SEC Use Only)