Form 10-K405
period 1996-08-31
PRECISION SYSTEMS INC
filed 1996-12-12
CIK 886074

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------
                                   FORM 10-K

 (MARK ONE)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) FOR THE FISCAL YEAR ENDED AUGUST 31, 1996,
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                                          OR
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM                 TO                 COMMISSION FILE NO.
             000-20068                      ---------------    ---------------

                             ---------------------
                            PRECISION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        41-1425909
        (State or other jurisdiction of               (I.R.S. Employer Identification No.)
        incorporation or organization)

             11800 30TH COURT NORTH, ST. PETERSBURG, FLORIDA 33716
   (Address of registrant's principal executive offices, including zip code)

                                 (813) 572-9300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   TITLE OF                                     NAME OF EXCHANGE
                  EACH CLASS                                       REGISTERED
-----------------------------------------------  -----------------------------------------------
                     None

                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     As of December 10, 1996, there were outstanding 17,096,795 shares of Common Stock and 10,000 shares of Series A preferred stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 10, 1996, was $43,084,388.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes [ ]     No [ ]

                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:

                   DOCUMENTS                                   FORM 10-K REFERENCE
-----------------------------------------------  -----------------------------------------------

     The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information distributed in connection with the 1996 Annual Meeting of Shareholders of the registrant.

================================================================================

                            PRECISION SYSTEMS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I
  Item 1  Business..................................................................      1
  Item 2  Properties................................................................     11
  Item 3  Legal Proceedings.........................................................     11
  Item 4  Submission of Matters to a Vote of Security Holders.......................     13
PART II
  Item 5  Market Price of and Dividends on the Registrant's Common Stock and Related
          Stockholder Matters.......................................................     14
  Item 6  Selected Financial Data...................................................     14
  Item 7  Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................     15
  Item 8  Financial Statements......................................................     23
PART III
  Item 9  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures...............................................................     45
  Item 10 Directors and Executive Officers of the Registrant........................     45
  Item 11 Executive Compensation....................................................     47
  Item 12 Security Ownership of Certain Beneficial Owners and Management............     53
  Item 13 Certain Relationships and Related Transactions............................     54
PART IV
  Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K...........     55

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Precision Systems, Inc. ("PSI"), together with its direct and indirect wholly-owned and controlled subsidiaries, (the "Company") collectively provides solutions that simplify and personalize telecommunications. The Company's range of software-based products are used by global wireless, wireline, and private network providers to deploy a wide range of voice, data, and video-based enhanced services on a common hardware and software platform in more than 600 installations in 35 countries. Headquartered in St. Petersburg, Florida, the Company has sales and support offices in 15 countries worldwide.

     The Company currently provides telecommunications solutions and services in three primary areas:

     - Network-based enhanced services for private and public telecommunications operators, Regional Bell Operating Companies ("RBOCs"), and carriers;
     - Multimedia interactive customer service platforms (advanced call centers) for large corporate virtual private networks, with emphasis on the financial, insurance, transportation, retail, and service bureau industries; and
     - Fully-automated Internet and telephony-based enhanced services on a service bureau basis to government, quasi-governmental agencies, and corporations (primarily software and technology companies).

     On April 16, 1996, the Company acquired substantially all of the capital stock of Vicorp N.V. ("Vicorp"). Vicorp provides advanced telephony and call processing solutions to customers in the Americas, Europe, and the Asia/Pacific regions through its offices worldwide.

     On October 7, 1996, the Company acquired BFD Productions, Inc. ("BFD"), a telecommunications and Internet service bureau that offers call processing via international, United States, and Canadian 800/900 number and local phone numbers. BFD combines AT&T's Vari-A-Bill service and other 900 number billing mechanisms with audiotext for a variety of innovative uses, including customer service, technical support, and unlocking encrypted software products.

THE COMPANY'S PRODUCTS

     The Company's products consist of three key components: middleware software (developed by the Company); applications software (developed by the Company); and industry standard hardware with operating system software (provided by outside vendors).

     The Company's middleware consists of two primary products -- BETEX(TM) Enhanced Services Platform ("BETEX-ESP") and UniPort(TM) Telephony Middleware ("UniPort"). In addition, each middleware product has associated, user-friendly toolkits -- BETEX QuickScript(TM) and UniPort's Fante application language.

     The Company's application software is targeted towards various industry segments. When combined with the Company's middleware, solution packages are created including Customer Connect (an advanced call center-based product); EasyCall (primarily a calling card product for the wireline and wireless market); Wireless Solutions; and Atlas, a personal communications agent (with telephony and Internet functionality for wireless and wireline markets).

     In addition, the Company provides a third product, the Enhanced Services Platform ("ESP"). These ESP-related products and associated services are provided solely to MCI Communications and Home Shopping Network.

     The following is a description of the three principal products: BETEX-ESP, UniPort, and the ESP.

  BETEX Enhanced Services Platform ("BETEX-ESP")

     BETEX-ESP delivers a line of modular software products for large scale voice, data, and video-based applications. This platform fulfills requirements for Intelligent Network service node platforms and integrated call center solutions. Applications available on the BETEX-ESP include: Enhanced 800 Services, Calling Cards, Call Completion and Message Delivery, Short Message Services, and a host of large scale interactive voice response services. Also included in BETEX-ESP is BETEX QuickScript(TM) -- a graphical, workstation-based Service Creation Environment that enables developers, third parties, and customers alike to create services quickly and easily. It provides user-friendly technology as an interface to the BETEX-ESP.

  UniPort Telephony Middleware ("UniPort")

     UniPort provides an environment for creating a multi-application call processing platform that is easily integrated into existing telephony networks. Using UniPort, third-party developers and customers can build applications using an application programming interface that includes a scripted 4th generation language used for developing telephony services.

  Enhanced Services Platform ("ESP")

     Since the mid 1980s, the Company's original product has been a comprehensive proprietary hardware and software system called ESP. The system enables interactive communications to take place between a caller and a computer-based information source to request merchandise, information, or services. One of the advantages of the ESP is that it is able to perform in a network environment of thousands of simultaneous calls, while accessing multiple scripts and applications concurrently. A single system node is capable of processing up to 1,056 simultaneous calls; multiple nodes can be networked or combined to provide for additional call processing during high volume bursts of telephone traffic.

     The ESP operates in an environment where nodes of the system can be geographically distributed. In this scenario, the platform as a whole can be managed and controlled from a central location as if all nodes were co-located. Additionally, the ESP has an application and script building tool which facilitates the customer's ability to rapidly develop and maintain call processing applications.

     The ESP is designed to facilitate customer revenue generation in an environment where data throughput, manageability, and ease of application delivery are required. Installations are scalable due to its modular node configuration. The ESP incorporates a wide range of available technologies, from interactive voice response ("IVR") to call processing. The hardware components of the ESP are engineered for redundancy and system-level fault tolerance.

APPLICATION SOFTWARE

     The Company has bundled together certain application software products into solution packages that are marketed to the telecommunications and call center industries. See " Solution Packages".

The following chart identifies the applications that are included in the Company's four main solution packages. A description of each application follows.

                                                         SOLUTION PACKAGES
                                            --------------------------------------------
                                            CUSTOMER               WIRELESS
                      APPLICATIONS          CONNECT    EASYCALL    SOLUTIONS     ATLAS
               ---------------------------  -------    --------    ---------    --------
               Software ACD                   X
               AgentStation                   X
               Calling Cards                              X                        X
               PrePaid Calling Card                       X           X            X
               Call Message Delivery                      X
               Voice Activated Dialing                    X           X
               Wake-up/Reminder Call                      X
               Information Services                       X
               Single Number Service                                  X            X
               Short Message Service                                  X
               Simultaneous Ring                                                   X
               Enhanced Messaging                                                  X
               Conferencing                                                        X
               Fax Message Center                                                  X

  Software Automated Call Distribution ("ACD") (Skill-based Routing)

     This application provides automatic call routing to certain individual(s) in a bank of customer service representatives who either handle specific accounts, are an expert in a specific area, or have skill sets necessary to process the call. The call is routed based on the number dialed, time and/or priority, or via a voice dialogue. The Software ACD is able to determine the waiting time, call duration, and duration of call post-processing and workload, based on the entire call path. Other features are available using Software ACD that further enable call processing control.

  AgentStation

     AgentStation enables collected information to be forwarded to a customer service agent, combining the input received from the caller with additional data records relating to the customer account. The agent is driven from a centrally-based script. The presentation and functionality available to an agent may vary according to the customer's needs.

  Calling Cards

     This application allows card holders to charge national and international telephone calls to a calling card account and to be billed for the calls at a later date. Both full-featured and restricted calling cards can be offered. In order for customers to control calling card usage, restricted calling cards can be limited to only dial a predetermined list of phone numbers. The calling card application includes a variety of advanced calling and messaging features that enhance the service providers' revenue-generating potential.

  PrePaid Calling Card

     This application allows users to prepay long distance service by purchasing a PrePaid Calling Card. As minutes and services are used, the user's account is debited automatically.

  Call Message Delivery ("CMD")

     The Call Message Delivery application initiates a call to the subscriber to deliver messages in contrast to traditional voice mail in which the subscriber must call to retrieve a recorded message. Call completion gives service providers a way to capture revenue that would otherwise be lost due to incomplete calls and allows additional revenue generation from subscribers who do not have voice mailboxes.

  Voice Activated Dialing ("VAD")

     This application allows users to dial telephone numbers by simply speaking the number they would like to dial ("Dial 5-5-5-1-2-3-4") or by speaking the name of the person they would like to dial ("Call John"). Voice Activated Dialing increases convenience to subscribers by providing "hands-free" dialing and eliminates the need to recall numbers for locations to be dialed.

  Wake-up/Reminder Call

     This application allows card holders to leave a message on the system for subsequent delivery at a specified time. The system calls the destination number at the given time, at specified intervals, and with a predetermined number of attempts. The card holder can also call the system and get a status report on the messages that he or she has submitted.

  Information Services

     This application provides callers access to information services such as weather, sports, news, lottery, astrology, and stock quotes. System access time is charged to the caller's calling card or prepaid card.

  Single Number Service ("SNS")

     This application allows callers to locate a subscriber at any of several locations by dialing a single phone number. When a caller dials the SNS number, the SNS application dials different numbers to locate the subscriber based on the time of day and a predetermined schedule or pattern. For service providers, SNS allows maximum network call completions while providing significant incremental service revenues. More importantly, SNS increases the loyalty of high-revenue customers and provides the basis for a wide range of value-added personal communication and mobile office service offerings.

  Short Message Service ("SMS")

     This application provides the ability to send and display alphanumeric messages on a digital cellular phone using existing cellular networks. Two examples of Short Message Service are digital numeric paging and text messaging. Using a telephone keypad, callers can enter a number for the subscriber to call, or select one of several predefined messages to be displayed on the subscriber's cellular telephone handset.

  Simultaneous Ring

     This application rings up to eight phones simultaneously whenever the subscriber's telephone number is dialed. The caller is connected to the first called party that answers. Service providers can offer Simultaneous Ring to businesses that require rapid response times to their customer base such as repair field technicians, real estate agents, and delivery services.

  Enhanced Messaging

     This application takes messages when the subscriber is unavailable. It allows for paging and e-mail notification of new messages. Subscribers can forward messages to others and place automatic callbacks from voice messages if the caller leaves their phone numbers. This application also includes Visual Voicemail, a feature that enables subscribers to manage their voice messages via the Internet. This includes viewing a list of messages in the subscriber's mailbox and listening to the messages on a personal computer or laptop. The subscriber may also decide what to do with each message (e.g. forward, answer, delete, automatically call back, etc.).

  Conferencing

     This application allows for joining three or more parties into one phone call.

  Fax Message Center

     This application provides the capability to manage all incoming and outgoing facsimiles via the Internet or telephone interface.

     The Company has also developed, based upon a demand for customization, the following application products.

  International Callback

     This application provides reduced rate international calling by having the caller dial a local number that is answered by a callback service. This service sends a data message to a callback platform in the destination country. The destination platform then dials the originating platform. The destination platform also outdials the final called party. The platforms then connect the called and calling parties.

  Enhanced 800 Freephone/Alternate Access

     This application enables service providers to offer a wide range of flexible custom 800 number services that improve service and generate additional revenue. The cost is paid for by the company receiving the call. Service providers can also increase revenues by offering network-based IVR for their 800 customers, including menus, PIN dialing, validated account codes, and others. International Callback is also included in this category.

  Generic Intelligent Peripheral

     This application integrates open network standards enabling flexible interactions between a user and the network.

  Automated Call Routing

     This application automates the process of forwarding a call to another designated number.

SOLUTION PACKAGES

     The following information describes the Company's four main solution packages that it markets to its customers. These solution packages are comprised of a combination of the Company's various application products and operate on the Company's specific middleware platforms.

CUSTOMER CONNECT

     Customer Connect is an advanced call center solution package specifically designed to be used in an integrated call center environment. It is used to set up and manage telephone and web-based sales, marketing, and services applications. The Company's Customer Connect solution provides automated call processing and customer service capabilities for large corporate virtual private networks and are marketed principally to the financial, insurance, airline, retail, and service bureau industries. The Company's approach to providing solutions is best represented in the network integration expertise that combines AgentStation, telephony/server, and network ACD.

     Customer Connect runs on BETEX-ESP and provides functionality that allows for the building of customized applications; the ability to handle complex databases, multiple call lists, skill-based routing and call events; and computer-telephony integration.

     Customer Connect unifies the three major components of call center software: the voice processing applications; the switch interface; and the user applications at attendant workstations. Some of the many benefits provided by the Company's Customer Connect solution include reduced training costs, streamlined maintenance activities, system-wide performance tracking, system expandability, customized alarms, fault tolerance features, efficient and intelligent transfer of calls from automated voice response applicants to attendants, and more "self-serve" features for callers freeing up human and system resources.

EASYCALL

     The EasyCall solution package toolkit is targeted to wireline and wireless providers worldwide for the deployment of calling card, prepaid calling card, and other prepaid applications. EasyCall facilitates application development with discrete service independent building blocks ("SIBs") for standard calling card functions, as well as enhanced options such as message delivery, calling restrictions, and accounting codes.

WIRELESS SOLUTIONS

     Wireless Solutions offer wireless providers a solution package of applications that help increase airtime through service subscription and a greater number of completed calls. Service providers derive benefits from wireless applications that include increased revenue per subscriber by offering new features, competitive differentiation, limiting fraud, and customer retention by offering enhanced services that customers want.

ATLAS -- PERSONAL COMMUNICATIONS AGENT

     The Atlas solution enables service providers to offer a service to highly mobile subscribers which will enable them to consolidate their overall communications needs. Functionality includes voice mail and fax message send and retrieval, call routing, call screening, and conference calling. Atlas permits subscribers to activate and deactivate functions so that they control their own service selections. Atlas' multimedia interface combines voice recognition, touch tone access, an Internet-based graphical user interface, and fax tone detection into a product that interfaces with callers and subscribers. Atlas is a customizable solution package that enables service providers to bundle applications based on their market requirements which provides additional sources of revenue through service subscription and increased airtime.

MARKETS

     The market for the Company's products has grown due to worldwide changes in the telecommunications industry. These changes include legislative reforms, mergers, acquisitions, alliances, and a convergence of previously segmented technologies.

     The global markets for the Company include: private and public telecommunications operators, RBOCs, and wireless and wireline carriers; large corporate virtual private networks (with an emphasis on the financial, insurance, retail, transportation, and service bureau industries); and government, quasi-governmental agencies, and business corporations (primarily software and technology companies).

     It is the Company's opinion that the convergence of technologies such as the Internet, computers, cable, and telephony will produce positive conditions for expanded deployment of enhanced services and call centers.

     Telephone companies typically need large capacity call processing systems that adhere to stringent engineering requirements for telephone company central office switching equipment. UniPort, BETEX-ESP, and the ESP have been designed to meet these requirements. This market typically involves long sales cycles. The Company also markets its products through companies with which it has partner relationships. See "Sales", "Customers", "Backlog", and "Partner Relationships.".

  The U.S. Market

     The Telecommunications Act of 1996 has changed the landscape of the communications industry in the United States. This legislation allows vendors in different industries (e.g. cable) to compete outside of their traditional service offerings thereby increasing competition. With service providers looking for ways to become more competitive, the capability to add new services and enhancements for their customers has become a priority. The Company believes that its products enable service providers to offer enhanced telecommunications services.

     Another factor affecting the U.S. market is the development of the Personal Communication Services ("PCS") network infrastructure. The projected growth of the PCS market and the associated demand for additional technologies is expected to create demand in the wireless market for enhanced telecommunication services.

     The Company plans to begin offering its Customer Connect products to the call center marketplace in the United States. The advanced call center solutions that have had success in the Company's European, Asia/Pacific, and other international markets are suitable for introduction into the U.S. market. According to industry sources, the installation of call centers in the U.S. is growing rapidly especially in the financial services, telecom, technical support, and retail banking sectors. The Company believes that many companies view call centers as a strategic business asset, as opposed to a back office function, replacing the face-to-face customer service that many companies can no longer afford to offer. The Company considers its expertise and experience in developing and delivering custom solutions for advanced call centers internationally as a major benefit for introducing this solution in the United States.

  The International Markets

     With the acquisition of Vicorp, the Company expanded its market to a worldwide reach. As in the U.S. market, changes in national legislation, mergers, acquisitions, alliances, and technology convergence have created new companies that are offering enhanced communications services to their corporate and consumer markets in order to differentiate themselves from their competition.

     The deregulation that is underway or proposed in many countries will have an impact on the Company's success in marketing its products in these countries. While some countries have adopted a more liberal approach that is opening up markets to several telecom providers, other countries are proceeding forward at a slower pace.

     The Company's current international product offerings primarily consist of middleware and applications for the telecommunications industry, advanced call center applications, voice response systems, and videotext. Growth trends for the Company are projected to be in wireline and wireless applications and advanced call center applications. See "Partner Relationships" and "Sales".

  European Region

     The European Union has targeted January 1, 1998 as the date that member countries will open their markets to competition. In advance of that target date, some countries have already moved towards deregulation including the United Kingdom, Finland, and Sweden. Other countries moving in the direction of more liberal deregulation, albeit at a slightly slower pace, include Germany and Denmark. In addition, the Netherlands, France, Switzerland, Spain, and Italy are expected to permit varying levels of competition prior to the 1998 target date. Countries that have not shown a strong commitment to introducing deregulation include Belgium, Portugal, Greece, Ireland, and Austria. Currently, the Company is focusing its marketing efforts toward all Western European countries.

  Asia/Pacific Region

     In the Asia/Pacific region deregulation is being introduced to varying degrees. Some countries within the Asia/Pacific region have restructured their state-owned monopolies and invited competitors into their markets. Developing countries in the process of building out their telecommunications infrastructures have found that one of the primary factors for success is capital investment. These infrastructure investments often come from outside interests, including many Western companies with expertise and experience in setting up Asia/Pacific telecom companies.

  Latin America Region

     In Latin America, the Company is primarily marketing in Brazil, Chile, and Argentina. These countries are in various stages of deregulation and are moving towards privatization.

COMPETITION

     The worldwide telecommunications industry is highly competitive. The Company believes that the features and functionalities of its products coupled with its distribution capability, system reliability, service, support, and pricing, position the Company to compete in the telecommunications industry worldwide. In addition, the Company is committed to ongoing research and development ("R&D") efforts and is dedicated to developing new products and strengthening existing products. The Company views its extensive R&D efforts as essential to maintaining a competitive position in the industry. See "Research and New Product Development".

     One of the most important competitive advantages for the Company is its multi-application platform. It is the Company's view that the majority of service providers purchasing enhanced services now consider it a necessity to have the ability to run multiple applications on a single platform. If a service provider introduces an enhanced service that does not deliver the expected subscriber acceptance, it has the capability to add-on or replace the service with a different application which can run on the same installed platform. A multi-application platform diffuses the risk associated with the investment required to run enhanced services. In addition, the Company's multi-application platform enables a layered, open architecture design to support the most widely used hardware solutions (including media servers, switches, voice response units, and network standards).

     The Company's custom development expertise is demonstrated in the Company's advanced call center solutions that have primarily been sold in the European market. This ability to provide customized solutions distinguishes the Company from many of its competitors who are not delivering custom solutions.

     In the United States, the manufacturing prohibition that precluded the RBOCs from manufacturing hardware and software that provide voice processing services has been lifted. This allows the RBOCs to compete against the Company for these products. It is the Company's view that the RBOCs will focus their priorities on protecting their existing customers and markets, moving into their competitors' markets, and introducing new services. The Company believes that in order to introduce new services competitively, the RBOCs will contract with companies, such as Precision Systems, so as to eliminate the large capital investment, expertise, and time necessary to develop these products. However, the Company could potentially be competing with the RBOCs for provision of these types of services.

     Internationally, it is the Company's view that the deregulation underway or proposed in many countries will continue to increase the opportunities for expansion of markets for the Company's products. The acquisition of Vicorp was a major factor in establishing an international presence for the Company as Vicorp is a European-based company that has an existing customer base and strong partner relationships. See "Markets" and "Sales".

     The Company expects to continue to face substantial competition from existing and new competitors including other companies with considerably greater financial, technical, marketing and sales resources. The Company also anticipates that a number of its competitors will be introducing new or enhanced products during the next several years. See "Competitors".

  Competitors

     The Company believes its primary worldwide competition to be Access Line, Brite Voice Systems, Boston Technology, Centigram, Comverse Technology, Digital Equipment Corporation, Early Cloud, Ericsson, Genesys, IBM, IMA, Glenayre, Intellivoice, Intervoice, Nortel, Octel, Open Development Corporation, Periphonics, Priority Call Management, Rockwell, Siemens, Stratus, Tecnomen, Telsys, Unisys, and Wildfire. There are also business opportunities that the Company pursues in partnership with some of these same companies, either directly or through channel sales. See "Sales".

SALES

     The Company principally markets to the telecommunications and call center industries through direct sales and through business partners, including international telecommunications and computer equipment providers. The Company currently utilizes a direct sales force of approximately 20 sales and technical sales support professionals, each of whom has technical expertise to explain the operating and architectural advantages of the Company's products. In addition, the Company has signed Original Equipment Manufacturers ("OEM") agreements, joint marketing, and teaming arrangements with leading telecommunications equipment manufacturers, including Tandem, Motorola, AG Communication Systems, and Hewlett-Packard. Basic terms of these agreements include a one-to-three year non-exclusive arrangement whereby the Company licenses its software for integration into these companies' telecommunications products. In addition, such agreements may require joint sales and marketing efforts and an open exchange of information regarding potential customers and technology developments.

CUSTOMER SUPPORT

     The Company services and supports its customers through customer service centers ("CSCs") that monitor customer systems and provide first-level telephone support for customer-deployed systems. The CSCs also have service engineering and field engineering resources that can be dispatched for additional levels of in-field support. A configuration management group provides periodic software releases and updates. Additionally, the Company provides customer and employee training, as well as documentation for all installed systems.

     The Company's products are generally covered by three-month to one-year warranties. Such warranties include parts and labor and support for software and hardware components supplied by the Company to its customers. Warranty service is provided at the customer's site or from one of the Company's service locations. Generally, the Company recovers such costs through post-installation customer support agreements. See "Customers".

CUSTOMERS

     During fiscal 1996, MCI and HSN represented approximately 50 percent of the Company's revenue. Historically, the Company primarily sold customized ESP products and provided support services to MCI and HSN. During the year ended August 31, 1996, revenue generated by ESP product sales to MCI was $10,339,053, as compared to $9,722,768 and $2,925,160, respectively, for the years ended August 31, 1995 and 1994. Service and support revenue from MCI and HSN was $3,041,006 for the year ended August 31, 1996, as compared to $5,703,090 and $4,587,908, respectively, for the years ended August 31, 1995 and 1994. The Company continues to market to MCI and expects to generate revenue from this source in fiscal 1997. However, there is no assurance that any such negotiation will result in an order from MCI. The Company does expect to continue providing MCI with service and support for their ESP products during fiscal 1997. The Company will continue to provide HSN with service and support services during fiscal 1997 (approximately

$480,000); however, management does not anticipate that any additional ESP product sales will be generated by HSN during fiscal 1997.

     UniPort sales represented approximately 8 percent of the Company's revenue in fiscal 1996. Customers include large multinational telecommunication service and equipment providers, both domestic and international. The Company expects additional revenue from the sale of UniPort products during fiscal 1997.

     BETEX sales represented approximately 42 percent of the Company's revenue in fiscal 1996. Customers include large multinational telecommunication service and equipment providers, both domestic and international.

     Because the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp from the acquisition date of April 16, 1996 through August 31, 1996. The Company expects the revenue generated from the sale of BETEX products to increase during fiscal 1997, both in gross terms and as a percentage of total revenue for the Company.

BACKLOG

     The Company's backlog, including service and support agreements, at August 31, 1996, was approximately $11,000,000, compared with approximately $4,000,000 at August 31, 1995. Such amounts include all purchase orders and signed contracts with scheduled shipments and deliverables.

MANUFACTURING PRODUCT AUDIT

     The Company's manufacturing product audit operations consist of integrated testing and quality assurance. In order to achieve a high standard of quality, the Company maintains complete control of integrated quality assurance testing. Sub-assemblies, supplied by local vendors, are frequently tested.

     The Company strives to use standard parts and equipment for many of its products that are readily available through multiple external sources. Proprietary processing boards used in the ESP are manufactured by several external vendors to the Company's specified quality control standards. To date, the Company has been able to obtain adequate supplies of essential components in a timely manner.

     Approximately 20,000 square feet of space at the Company's 50,000 square foot headquarters is dedicated to system testing, quality control, inventory storage, and other assembly activities.

PARTNER RELATIONSHIPS

     The Company has established worldwide "partner" relationships that expand its ability to market software products. These partners package the Company's software with their telecommunication hardware to market comprehensive solutions to telecom carriers.

RESEARCH AND NEW PRODUCT DEVELOPMENT

     As a result of the Vicorp acquisition, the Company has consolidated its research and new product development efforts into three main areas:

    - The Advanced Technologies Group is responsible for identifying and developing emerging technologies.
    - The Systems Level Product Development Group is responsible for product enhancements that will generate revenue over the 12 to 18 month life cycle of each product. Each release represents a continuum of product updates and improvements designed to extend and enhance the comprehensive life of the product.
    - The Application Products Group is responsible for long term development of value-added tools and subsystems to enhance solutions packages such as Customer Connect, EasyCall, and Atlas.

     In addition to active research and development, the Company also integrates external technology within its platforms. During the past year, the Company has integrated new switches, processors, and communications equipment.

     Part of the Company's research and development activities also include ongoing efforts to keep abreast of technical developments in the industry. This is a crucial factor in keeping the Company in step with current and emerging trends as customers require the integration of solutions and network standard technology. During the fiscal years ended August 31, 1996, 1995, and 1994, the company spent approximately $5.2 million, $3.2 million, and $3.9 million, respectively, on research and development activities.

PRODUCT PROTECTION

     The Company relies on a combination of trade secret and copyright laws, patents, licenses, nondisclosure agreements, and technical measures to protect its rights in its products. However, there can be no assurance that these measures will fully protect the Company from the wrongful disclosure or misappropriation of its proprietary information.

TECHNOLOGY LICENSES

     The Company licenses the design for certain components used in BETEX-ESP, UniPort, and the ESP from third parties. Standard operating system software utilized in the Company's products is licensed from the manufacturer of the subsystem. The Company, in turn, assigns or sub-licenses the rights granted by these third parties to the Company's customers as part of the software license that accompanies the sale of the product.

EMPLOYEES

     As of October 30, 1996, the Company employed 275 people on a full-time basis and 20 people as independent contractors. The Company believes that its future growth and success are dependent, in large part, upon its ability to continue to attract and retain highly qualified personnel.

     The Company believes that it offers attractive compensation packages, including competitive salaries, bonus programs, and health benefits. There has never been a work stoppage; employee relations are considered to be excellent. None of the Company's employees is represented by a labor union.

ITEM 2 -- PROPERTIES

     The Company's worldwide headquarters consists of approximately 50,000 square feet in St. Petersburg, Florida (USA), that includes administrative, research, engineering, assembling, and marketing functions. This property was acquired in November 1990. In addition, the Company leases approximately 5,000 square feet in Campbell, California (for sales, research, and engineering), approximately 20,000 square feet in Boston, Massachusetts (for sales, research, engineering, and marketing), approximately 15,000 square feet in Ratingen, Germany (for sales, research, and engineering), approximately 20,000 square feet in Utrecht, The Netherlands (for sales, marketing, and administrative), and approximately 10,000 square feet in Las Vegas, Nevada (for sales, research, engineering, marketing, and administrative).

     In addition, the Company maintains other offices in Dallas, Texas; Oxnard, California; St. Cloud, Minnesota; Atlanta, Georgia; Brussels, Belgium; Copenhagen, Denmark; Stockholm, Sweden; Helsinki, Finland; Windsor, United Kingdom; Paris, France; Madrid, Spain; Milan, Italy; and Singapore.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is subject to certain legal proceedings in the ordinary course of business. The discussion below summarizes the most material of such proceedings. In the opinion of management, these and other legal proceedings will not have a material adverse effect on the operations or the financial condition of the Company and, therefore, the Company did not accrue for losses for any such actions as of August 31, 1996.

     Intervoice, Inc. v. Precision Systems, Inc. and Vicorp Interactive Systems, Inc. On April 11, 1996 Intervoice, Inc. ("INTV") filed suit against Precision Systems, Inc. ("PSI") in the Federal District Court for the Northern District of Texas (Dallas) alleging infringement of various U.S. Patents owned by INTV, namely Patents 5,469,500, 5,255,305, and 5,243,643. These Patents encompass certain call processing methods and technologies. The suit prays for an unspecified amount of damages and for injunctive relief. On August 20, 1996, Vicorp Interactive System, Inc. ("VIS"), a wholly-owned subsidiary of Vicorp, was joined in the suit as a co-defendant as to Patent 5,469,500 only, and an additional claim of breach of confidentiality was asserted by INTV against VIS. The Company notified Alta Investissements, S.A. ("Alta") of the joinder of VIS for purposes of indemnification of PSI under the terms of the Share Exchange Agreement of April 16, 1996 between the Company and Alta relating to the purchase of a controlling interest in Vicorp. The parties to the suit are currently in discovery and the matter is set for trial in September, 1997. The Company has defenses and will vigorously defend.

     Daniel Schultz v. Precision Systems, Inc. et al. On October 8, 1996, Daniel Schultz, a holder of Vicorp shares and options, filed a three-count complaint against the Company; Russell I. Pillar; John Loewenberg; Alta; Didier Primat; Primwest Holding, N.V.; and Ian Dalziel, in a civil action in the United States District Court for the Middle District of Florida, Tampa Division. In count one, the plaintiff alleges that the Company and Messrs. Pillar and Loewenberg fraudulently induced him to assist the Company in its acquisition of Vicorp by representing to him that he would receive an executive position with Vicorp if the acquisition was successful. In counts two and three, the plaintiff alleges that all the defendants intentionally interfered with his prospective economic advantage, and conspired to do so, by impairing his ability to exercise his Vicorp options and his ability to convert his Vicorp shares into shares of the stock of the Company. The complaint alleges that the plaintiff has suffered damages in excess of $2 million, and requests compensatory and punitive damages. A motion, filed by the Company and Mr. Pillar, to dismiss the action on the grounds that the United States District Court lacks jurisdiction over the subject matter, is now pending, and Mr. Schultz's counsel has filed a notice of non-opposition to the motion. The Company has defenses and will vigorously defend.

     Daniel Gilbert Schultz v. Vicorp et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles ("Court"), on March 29, 1996. The plaintiff filed a petition denominated a "complaint in summary process" against Vicorp and Alta. The Company is not a party to this proceeding. In this action, the plaintiff alleged that Vicorp had denied him access to the books and records of Vicorp, and that Alta (as the then controlling shareholder in Vicorp) had both refused to provide him access to Vicorp's records and refused to give him information on Alta's negotiations with third parties for the sale of its shares of Vicorp stock. The plaintiff further alleged that these actions impaired his ability to exercise certain put and call options that he held with respect to certain shares of the stock of Vicorp. The plaintiff sought various court orders requiring Alta and Vicorp to provide certain financial data to him, to record in the Vicorp share register the option he held, and to accept and pay for certain of the Plaintiff's shares that were the subject of a put option. The plaintiff also sought an order prohibiting Alta from reducing its ownership interest in Vicorp. On May 17, 1996, the Court dismissed all of the plaintiff's claims. The plaintiff appealed to the Court of Appeals of the Netherlands Antilles and Aruba on June 3, 1996. The appeal has been fully briefed and argued, and judgment is expected in early 1997. The Company has defenses and will vigorously defend.

     Daniel Gilbert Schultz v. Alta Investissements, S.A. et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles on April 23, 1996. The plaintiff filed a petition denominated a petition "on an abbreviated term" against Alta, the Company, and Vicorp. In his petition, the plaintiff sought a court order nullifying both the transfer by Alta to the Company of Alta's shares of Vicorp stock and the transfer by the Company to Alta of certain shares of the Company's stock, both of which transfers were carried out pursuant to the Share Exchange Agreement between the Company and Alta dated April 13, 1996. The plaintiff alleges that insufficient notice was given to him of a Vicorp shareholders' meeting at which a resolution approving the share exchange was adopted, and that consequently the defendants breached a duty of good faith towards him. The plaintiff seeks court orders annulling the two share transfers, and prohibiting Vicorp from acting on any instructions received from the Company. Subsequently, on August 19, 1996, Alta and Vicorp filed a counterclaim against the plaintiff, seeking damages incurred by each of them as a result of having to resist the plaintiff's efforts in Curacao to obtain nullification of the share transfer; Alta and Vicorp claim that the plaintiff's actions constitute violations of various agreements between him and them, as well as violations of the principles of good faith. The action has been fully briefed and argued and is awaiting decision by the Court. The Company has defenses and will vigorously defend.

     Daniel Gilbert Schultz v. Vicorp France S. A. et al. This action was initiated in the French Labor Court (the "Conseil de Prud'hommes") on March 7, 1996. The Plaintiff filed claims against both Vicorp France

S.A. and Vicorp Asia Holding arising out of his employment relationships with companies in the Vicorp Group. The Company is not a party to this proceeding. The Plaintiff has alleged that the two defendants are liable to him, under provisions of French law, for damages for dismissal without real and serious cause, for damages for abusive indemnity, for dismissal indemnities, and for a paid vacation indemnity. A hearing is scheduled for March of 1997. Under the terms of the Share Exchange Agreement between the Company and Alta, Alta has agreed to indemnify the Company and Vicorp against any damages or liability imposed against Vicorp in connection with this action.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5 -- MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                                  1996                                  HIGH         LOW
    -----------------------------------------------------------------  -------     -------
    First Quarter....................................................  $13.840     $ 9.840
    Second Quarter...................................................  $13.000     $ 9.630
    Third Quarter....................................................  $14.960     $11.130
    Fourth Quarter...................................................  $11.540     $ 6.630

                                  1995                                  HIGH         LOW
    -----------------------------------------------------------------  -------     -------
    First Quarter....................................................  $ 3.125     $ 2.000
    Second Quarter...................................................  $ 3.750     $ 2.000
    Third Quarter....................................................  $ 5.625     $ 2.750
    Fourth Quarter...................................................  $ 8.625     $ 4.500

     The bid prices reported for these periods reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions. The Company's closing trading price was $5.38 on December 2, 1996. The total number of shareholders of record as of September 30, 1996, was approximately 5,950.

     The Company has paid no cash dividends on its Common Stock to date. Any payments of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Board of Directors.

     The terms of the Company's Series A Preferred Stock precludes the declaration of dividends on Common Stock for so long as dividends (and any interest accrued on unpaid dividends) with respect to such preferred stock remain unpaid.

     On July 1, 1996, RMS Limited Partnership, the sole owner of the Company's Class B Common Stock, elected to convert all of its Class B Common Stock into an equal number of shares of the Company's Common Stock. The Class B Common Stock converted was retired and is not subject to reissue.

ITEM 6 -- SELECTED FINANCIAL DATA

     The selected historical financial data for all fiscal years presented has been derived from the audited financial statements of the Company. This historical data may not necessarily reflect the results of operations or financial position had the Company been a separate stand-alone company for the year ended August 31,1992.

     The Company's historical revenue and net loss activity has shown significant fluctuations due primarily to the Company's reliance on a limited customer base and to the large amount of funds expended on research and development activities.

                                                      YEARS ENDED AUGUST 31,
                             ------------------------------------------------------------------------
                                 1996           1995           1994           1993           1992
                             ------------   ------------   ------------   ------------   ------------
Statements of operations:
  Revenues.................  $ 26,702,827   $ 21,521,733   $  8,890,595   $ 18,352,502   $ 18,645,081
  Loss from continuing
     operations............  $(34,693,961)  $ (2,515,789)  $(17,656,211)  $ (6,012,189)  $ (2,697,517)
  Net loss.................  $(34,693,961)  $ (2,648,344)  $(18,640,263)  $ (6,231,906)  $ (2,697,517)
  Loss from continuing
     operations per
     share.................  $      (2.36)  $       (.23)  $      (1.98)  $       (.68)  $       (.31)
  Net loss per share.......  $      (2.36)  $       (.24)  $      (2.09)  $       (.71)  $       (.31)
Balance sheet data at year
  end:
  Net working capital......  $  3,773,780   $ 10,074,716   $  3,579,444   $ 14,827,434   $ 20,779,413
  Total assets.............  $ 47,557,346   $ 27,372,925   $ 30,410,378   $ 32,282,062   $ 38,146,099
  Long-term debt...........  $    280,727   $         --   $         --   $         --   $         --
  Stockholders' equity.....  $ 27,848,808   $ 22,962,099   $ 19,439,897   $ 28,976,438   $ 35,589,678

     During the fourth quarter of 1996, the Company recorded certain revenue and cost adjustments to reflect a change in estimates for certain amounts recorded during the Company's May 31, 1996 Form 10-Q relating to Vicorp's operations. The Company's revenue and costs were reduced by approximately $3,700,000 with no material affect on the Company's recorded net loss.

     The net loss of $34,693,961 for the year ended August 31, 1996, includes large write-offs for purchased in-process technology relating to the Vicorp acquisition ($19,500,000), goodwill write-down ($3,829,000), and certain restructuring changes ($1,093,000).

     The net loss for fiscal 1995 decreased dramatically when compared to fiscal 1994 due to higher revenue streams from both the UniPort and the ESP products and to successful efforts by the Company to manage and control costs. The net loss of $18,640,263 for the year ended August 31, 1994, includes the effects of the Company's changing its estimated average useful lives used to compute depreciation for its computer equipment from five to six years to three years. The effect of this change in estimate was to increase the Company's net loss by approximately $4,000,000, or $.45 per share. The change did not affect cash flow.

     Net loss per share for the years ended August 31, 1996, 1995 and 1994, is based upon the weighted average common and common equivalent shares outstanding. Loss per share for the year ended August 31, 1992, has been computed based upon 8,779,471 shares of Common Stock outstanding; this represents the number of shares issued on the Distribution Date (as defined below) outstanding as of August 31, 1992, the date the Company was spun-off from HSN. The net loss per share calculation does not include stock options, convertible securities and warrants, which are Common Stock equivalents, as their inclusion would be anti-dilutive.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In July 1987, HSN purchased and retired 100 percent of the issued and outstanding stock of Precision Software, Inc., which was originally purchased by HSN for the technology it created to support voice response units developed for use in the operations of Home Shopping Club, Inc., a wholly-owned subsidiary of HSN. The Company's name was subsequently changed to Precision Systems, Inc. This original product line was the predecessor to the ESP. In June 1990, the Company was awarded a contract for approximately $15,600,000 by MCI to adapt the ESP for use in the carrier's long-distance network. The contract was subsequently amended to increase the contract price to approximately $34,000,000.

     On July 31, 1992 (the "Distribution Date"), HSN distributed 100 percent of the stock of Precision Systems, Inc., to its existing shareholders on a one for ten pro-rata basis.

     During fiscal 1996, the Company's business strategy included focusing on core products and technologies, developing strategic business relationships with several international telecommunications and computer equipment providers, improving marketing and sales efforts, and realigning cost structures to improve cash flow. The Company also pursued opportunities for additional growth through acquisitions and/or strategic investments. The Company acquired Vicorp during fiscal 1996 and, since the Vicorp acquisition was accounted for as a purchase, the Company's statements of operations include the operations of Vicorp since the acquisition date of April 16, 1996. Therefore, the Company's past financial performance should not be considered a reliable indication of future performance. See also the "Subsequent Event" discussion below regarding the BFD Productions acquisition.

     A number of uncertainties exist that could have an impact on the Company's future operating results, and financial condition including:

     - Technological changes and the requirement for the Company to expend funds to develop new products

     - Market changes and the ability of the Company to adapt its products to such changes

     - Intense competition

     - Ability of the Company to properly estimate costs under fixed price contracts

     - Increased risk to patent infringement in the Company's industry

     - Ability to retain its larger customers, including MCI

     - Availability of certain hardware and software components which are incorporated with the Company's products and are purchased from a limited number of vendors

     - Ability of the Company to hire and retain qualified personnel

     - Legislative changes affecting the Company's markets, including the Telecommunications Act of 1996

     - Given the Company's acquisition of Vicorp and its large presence in international markets, regulatory, monetary and inflationary factors can negatively impact the Company's operations in the future.

     Many of such uncertainties are outside the Company's control and could postpone, delay, or eliminate potential sales opportunities. These uncertainties, therefore, can affect the Company's ability to sell, deliver, and install its products in a consistent manner. Consequently, the Company's past financial performance should not be considered a reliable indication of future performance and investors should not use historical trends to anticipate results or trends in future periods. See "Financial Position, Liquidity and Capital Resources."

FISCAL YEARS ENDED AUGUST 31, 1996, 1995, AND 1994

  Contract Revenues and Costs

     Contract revenues were $13,724,228 in fiscal 1996 compared to $15,337,054 in fiscal 1995 and $2,925,160 in fiscal 1994. Correspondingly, contract costs were $6,023,989 in fiscal 1996 compared to $7,824,646 in fiscal 1995, and $3,092,445 in fiscal 1994. The decrease in contract revenue during fiscal 1996 versus 1995 is primarily due to lower ESP product related sales to MCI and to lower UniPort product sales in total. The decrease in ESP product sales for fiscal 1996 was due to a sale to MCI in fiscal 1995 that did not recur in fiscal 1996. The decrease in UniPort product related contract revenue ($2,122,874 for fiscal 1996 versus $5,614,286 for fiscal 1995) was due to lower customer deliveries for the product. Contract revenue and costs for fiscal 1994 related primarily to a contract with MCI (the "MCI Contract"). Revenues under this contract for the year ended August 31, 1994, were $2,925,160. Costs under this contract for the same period were $3,092,445.

     Contract revenues associated with Vicorp's BETEX products were approximately $1,839,859 for the period from the acquisition date to August 31, 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp since the acquisition date. The Company expects the revenue generated from the sale of BETEX products to increase during 1997.

     Revenues from MCI represented 44 percent, 60 percent, and 64 percent of the Company's fiscal 1996, 1995, and 1994 revenues, respectively. See "Customers."

  Service and Support

     Revenues from service and support were $9,220,291, $5,741,646, and $4,587,908 in fiscal 1996, 1995, and 1994, respectively. During fiscal 1994, the Company entered into a joint development agreement with MCI relating to the ESP. This agreement generated $2,863,000 and $1,352,000 of service and support revenue for fiscal 1995 and 1994, respectively. In addition, beginning in fiscal 1993, the Company began earning maintenance fees on the ESP products delivered to MCI. For the years ended August 31, 1996, 1995 and 1994, MCI maintenance fees were approximately $1,249,000, $930,000 and $824,000, respectively. Service and support revenue relating to this maintenance increased during fiscal 1996 and 1995 as additional ESP nodes were delivered to MCI and these nodes required maintenance services. Service and support provided to HSN decreased to $1,448,088 in fiscal 1996 compared to $1,909,354 for fiscal 1995. HSN's service and support contract was renegotiated in fiscal 1995, which resulted in a reduction of both the level of maintenance services and the revenue earned. UniPort service and support revenue for each of fiscal 1996 and fiscal 1995 was less than $100,000. Such service and support revenue for UniPort customers is expected to increase during fiscal 1997 as additional products, which will require maintenance support, are delivered.

     Service and support revenue for Vicorp's BETEX products was $6,523,638 from the acquisition date to August 31, 1996. Vicorp's service and support revenue includes maintenance and custom software development services provided to its customers.

  License Fees

     Revenues from license fees were $3,758,308, $436,800, and $914,510 in fiscal 1996, 1995 and 1994, respectively. Under the terms of the MCI Contract, the Company charged MCI a software license fee for use of its proprietary software. During fiscal 1996, 1995 and 1994, the Company recognized license fee revenues from this source of $0, $316,800 and $782,510, respectively. The Company does not anticipate generating future license fee revenue for its ESP equipment. License fee for fiscal 1996 relating to its UniPort product line were $921,911 and $2,836,397 for the BETEX product line. The Company anticipates generating future license fee revenue for its BETEX and UniPort products, although no assurance can be given that such future revenue will be generated.

  Other Income

     Other income represents miscellaneous hardware, software, and service activity charged to customers.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $23,849,385, in fiscal 1996 from $9,034,490 in fiscal 1995 and $12,304,191 in fiscal 1994. As a percentage of revenues, these expenses were 89 percent, 61 percent, and 222 percent in fiscal 1996, 1995, and 1994, respectively.

     During the year ended August 31, 1996, selling, general, and administrative expenses increased for several reasons:

     - The Company increased its sales and marketing force in order to generate additional revenue opportunities.

     - The Company increased its advertising and trade show expenditures by approximately $700,000 in order to increase market awareness of the Company's products and to announce the Vicorp acquisition.

     - The Company increased its bad debt reserve by approximately $1,000,000 during the year ended August 31, 1996, relating to uncollectible receivables.

     - Selling, general and administrative expense in connection with the acquisition of Vicorp was $9,297,164 from the acquisition date to August 31, 1996.

    - As of August 31, 1996, the Company accrued $1,093,341 in restructuring charges (the "Restructuring"), which relate primarily to termination benefits, including severance pay. The total number of employees terminated was approximately 55.

     During fiscal 1995 and 1994, the Company's selling, general and administrative expenses were impacted by the following:

    - During fiscal 1995, the Company continued managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities.

    - During fiscal 1995, the Company renegotiated all major maintenance agreements for its development and test facility, thereby generating approximately $200,000 in savings.

    - During fiscal 1995, the Company improved its controls and accountability for use of third party professional vendors (legal, public relations, management consultants, etc.), which generated approximately $450,000 in savings.

    - During fiscal 1994, the Company recorded a reserve for obsolescence on its materials inventory. The effect of this reserve was to increase the Company's selling, general, and administrative expenses by approximately $890,000.

    - During December 1993, Vernon Troupe, Chairman of the Board, and
      Jacqueline Soechtig, President/Chief Executive Officer and Board member, resigned from the Company. John D. Loewenberg was named Chairman of the Board and Russell I. Pillar, a director, was named President and Chief Executive Officer. In connection with her resignation, Ms. Soechtig and the Company entered into a Settlement Agreement and Mutual General Release which provides for, among other things, severance of $442,500, legal fees of $25,000, accelerated vesting of 20,000 restricted shares of Common Stock, accelerated vesting of options to purchase 110,000 shares of Common Stock, and the transfer of a country club membership. Likewise, the Company entered into a Settlement Agreement and Mutual General Release with Mr. Troupe, the terms of which provide for severance of $200,000, accelerated vesting of 10,000 restricted shares of Common Stock, and accelerated vesting of options to purchase 75,000 shares of Common Stock. The effect of these settlement agreements was to increase the Company's selling, general, and administrative expenses by approximately $770,000 for fiscal 1994.

    - During the first three quarters of fiscal 1994, the Company terminated the employment of approximately 100 individuals. The effect of severance charges associated with these terminations was to increase the Company's selling, general, and administrative expenses by approximately $1,000,000.

     Considering the impact of Vicorp operations, the Company expects that its selling, general and administrative expenses will increase in the future.

  Research, Engineering, and Development

     Research, engineering, and development expenses increased to $5,249,377 in fiscal 1996 from $3,172,185 in fiscal 1995, and $3,876,413 in fiscal 1994. As a percentage of revenues, these expenses were 20 percent, 15 percent, and 44 percent in fiscal 1996, 1995, and 1994, respectively. The increase in research engineering and development expenses in 1996 versus 1995 relates to further development work associated with the Company's UniPort and BETEX products. Resources will continue to be directed toward product improvements and enhancements for future product releases of the Company's products. The Company expects its research, engineering, and development costs for fiscal 1997 to be higher than that expended in fiscal 1996.

     The Company believes that it operates in a highly competitive market and, in order to maintain a competitive position, that its existing products must be continually improved and new products must be developed. See "Competition." The amount and timing of future research, engineering, and development expenditures will depend upon, among other factors, future new contract activity and the Company's ability to fund these costs from future operating cash flow and bank or other forms of financing. See "Financial Position, Liquidity, and Capital Resources."

  Purchased Research and Development

     Purchased research and development expense of $19,500,000 for the year ended August 31, 1996, represents the purchase price allocation to in-process research and development acquired through the Company's acquisition of Vicorp.

  Goodwill Write-down

     During fiscal 1996, the Company reevaluated the realizability of the goodwill associated with its fiscal 1994 acquisition of The Renaissance Group ("TRG"). Based on a review of the expected future discounted cash flows of TRG, the Company determined that a material impairment of the TRG associated goodwill existed. Consequently, a $3,829,424 write-down of the goodwill balance was recorded during fiscal 1996.

  Depreciation and Amortization

     Depreciation and amortization was $4,714,227 in fiscal 1996 compared to $4,007,208 in fiscal 1995 and $7,458,928 in fiscal 1994. The increase in fiscal 1996 relates primarily to the amortization expense associated with recorded goodwill from the Vicorp acquisition, which closed during the third quarter of the year. During fiscal 1994, the Company changed its estimated average useful lives used to compute depreciation for its computer equipment as the change better aligns the allocation of equipment costs with its expected use and results in useful lives more consistent with industry practice for this type of equipment. The effect of this change was to increase the Company's depreciation and amortization expenses by approximately $4,000,000 in fiscal 1994.

  Investment Gain on Marketable Equity Securities

     The Company's investment gain of $1,262,414 relates to its $7,296,034 purchase of marketable equity securities. Such securities were bought and sold during fiscal 1996. The investment gains associated with these securities are included in the Company's consolidated statements of operations.

  Interest Income/Expense

     For the year ended August 31, 1996, net interest income was $507,200 compared to $1,007 in fiscal 1995 and $185,171 in fiscal 1994. Net interest income increased in fiscal 1996 due to the increase in the Company's interest bearing cash balances.

  Discontinued Operations

     Effective April 30, 1995, certain assets, liabilities, and the business of Interactive Services, Inc., were sold for approximately $1,000,000 in cash and the assumption of certain liabilities. The gain on disposition of such activity has been accounted for as a gain from sales of discontinued operations.

  Income Tax Expense

     The Company uses the asset and liability method to account for deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under FAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  Litigation

     The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements. See "Legal Proceedings."

  Financial Position, Liquidity, and Capital Resources

     At August 31, 1996, the Company had net working capital of $3,773,780 versus $10,074,716 at August 31, 1995. The decrease in net working capital is primarily due to the cash required to fund the Company's net loss from operations. The Company expects that with the acquisition of Vicorp and BFD, as described below, its working capital requirements will increase significantly over prior periods and that it will be able to fund its operating and investing activities for fiscal 1997 through the use of its current working capital, including the collection of existing accounts receivables, and the generation of future revenues. In the event that such sources prove to be insufficient, the Company may be required to seek additional debt or equity financing.

     The Company's accounts and contracts receivable increased to $7,749,076 as of August 31, 1996, from $5,566,832 as of August 31, 1995. The increase is primarily associated with the Company's substantial increase in revenues for fiscal 1996.

     The Company's supplies and other current assets increased to $1,491,020 as of August 31, 1996, from $1,164,511 as of August 31, 1995. The increase is primarily due to the Vicorp acquisition.

     The Company's costs and earnings in excess of billings on uncompleted contracts increased to $3,232,534 as of August 31, 1996, from $0 as of August 31, 1995. The increase is primarily associated with certain of Vicorp's software development contracts in process for its customers. Such amounts as of August 31, 1996, are expected to be fully billed by Vicorp by December 31, 1996.

     The Company's current portion of long-term debt increased to $2,845,598 as of August 31, 1996, from $0 as of August 31, 1995. The Company's long-term debt increased to $280,727 as of August 31, 1996, from $0 as of August 31, 1995. The increase is primarily due to certain debt assumed by the Company in connection with the Vicorp acquisition.

     The Company's accounts payable increased to $3,295,066 as of August 31, 1996, from $1,331,784 as of August 31, 1995. The increase is primarily due to the Vicorp acquisition and the higher associated operating expenses.

     The Company's accrued expenses increased to $3,511,764 as of August 31, 1996, from $526,394 as of August 31, 1995. The increase is primarily due to the Vicorp acquisition.

     The Company's accrued payroll and related expenses increased to $4,664,537 from $651,401 as of August 31, 1995, primarily due to the Vicorp acquisition and to the $1,093,341 restructuring accrual relating to fiscal 1996's head count reduction plan.

     The Company's billings in excess of costs and earnings on uncompleted contracts increased to $2,896,178 as of August 31, 1996, from $0 as of August 31, 1995. The increase is primarily associated with certain of Vicorp's software development contracts in process for its customers.

     The Company's deferred revenue balance increased to $2,114,896 as of August 31, 1996, from $1,801,475 (which includes the non-current amount of $471,895) as of August 31, 1995. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers. The increase is primarily due to the Vicorp acquisition.

     The Company's capital stock and additional paid-in capital accounts increased by $39,194,580 during fiscal 1996 primarily due to the issuance of Common Stock in connection with the Vicorp acquisition and to the receipt of funds from the sale of 1,500,000 shares of Common Stock to Vulcan Ventures Incorporated ("Vulcan") for $8,625,000. Additionally, the Company received $927,866 during fiscal 1996 from the exercise of vested stock options.

     The Company's accumulated preferred stock dividend balance increased to $946,556 as of August 31, 1996, from $596,673 as of August 31, 1995. The dividends associated with the Company's Series A, 6 percent, cumulative convertible, preferred stock were accrued throughout fiscal 1995 with no cash payments made.

     During fiscal 1996, cash used by operations was $7,112,438. The Company funded this cash flow usage primarily through the proceeds generated through issuance of Common Stock as discussed above.

     During fiscal 1995, cash used by operations was $4,201,123. The Company funded this cash flow usage primarily through the proceeds generated through issuance of Common Stock.

     During fiscal 1994, cash used by operations was $3,045,087. In addition, the Company utilized $3,750,000 in cash when it purchased TRG during July 1994. These cash flow usages were primarily funded through the issuance of $5,800,000 of Preferred Stock and to the draw-down of $5,000,000 on a line of credit with HSN. The $5,000,000 line of credit with HSN was repaid during fiscal 1995.

     During November 1995, Vulcan exercised warrants to purchase 500,000 shares of the Company's Common Stock at $5.00 per share, 500,000 shares of Common Stock at $6.00 per share, and 500,000 shares of Common Stock at $6.25 per share, thereby generating additional capital to the Company of $8,625,000. Vulcan's third tier warrants for the purchase of 500,000 shares originally were for Class B Common Stock at $7.00 per share or, if an amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Class B Common Stock had not been effected by the date of exercise, then the warrants to purchase 500,000 of the Company's Common Stock were to be exercised at $6.25 per share.

     During April 1995, Vulcan purchased 1,250,000 shares of the Company's Common Stock, par value $.01, in exchange for $5,000,000 ($4.00 per share). Vulcan also acquired warrants to purchase 500,000 shares of Common Stock at $5.00 per share; 500,000 shares of Common Stock at $6.00 per share; and 500,000 shares of Class B Common Stock at $7.00 per share. The issuance of additional shares of Class B Common Stock was subject to shareholder approval; if such approval was not obtained, Vulcan had the ability to purchase Common Stock in lieu of Class B Common Stock for $6.25 per share.

     Management is actively involved in discussions with several potential sources of capital investment. Although management feels that the Company will be able to fund its operating and investing activities through fiscal 1997 through the use of its current working capital, including the collection of existing accounts receivables and the generation of future revenues, additional sources of capital are being investigated for future requirements. However, there is no assurance that any such discussion will result in additional capital sources for the Company.

     The Company incurred approximately $1,995,353 in expenditures for capital assets for the year ended August 31, 1996. Future levels of capital expenditures will be dependent upon cash availability from operating activities and additional sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions. Management expects that expenditures for fiscal 1997 will approximate the balance expended for fiscal 1996.

     As of August 31, 1996, the Company had net operating loss carryforwards of approximately $33,000,000 for federal income tax purposes expiring through 2010 and $10,100,000 for foreign tax purposes expiring through 2011.

  Subsequent Events

     The Company acquired BFD Productions, Inc. ("BFD") in October 1996 for approximately $1,500,000 in cash and approximately 275,000 shares of newly-issued Common Stock for a total purchase price of approximately $3,200,000 in exchange for all of the capital stock of BFD. The acquisition will be accounted for using the purchase method of accounting. BFD offers fully-automated enhanced services on a service bureau basis to individuals and corporations. BFD provides a wide range of Internet and telephony-based services primarily to software and technology companies and government and quasi-governmental agencies. The BFD offerings include a full range of fully-automated Internet access and related World Wide Web services, 800/900 numbers, and fax abilities, all of which run on the Company's UniPort product line. BFD has focused on selling fully-automated services to software and technology companies. Its success in the fully-automated help and hint industry is represented by a customer list that includes Sega of America, Sony Video Games, Activision, Electronic Arts, Spectrum Holobyte, Virgin Interactive, and more than 40 others.

     On September 30, 1996, the Company elected to change its year end from August 31 to December 31. The change is effective January 1, 1997.

     On October 25, 1996, Russell I. Pillar resigned as the Company's President and Chief Executive Officer. On December 10, 1996 Mr. Pillar resigned from the Company's Board of Directors.

  New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS No. 121") effective for fiscal years beginning after December 15, 1995. FAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that the adoption of FAS No. 121 will not have a material impact on the financial condition or the results of operations of the Company.

     In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") effective for transactions entered into after December 15, 1995. FAS No. 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans that are effective for fiscal years beginning after December 15, 1995. The adoption of FAS No. 123 has not had a material impact on the financial condition or the results of operations of the Company.

  Forward-looking Information

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management's current views with respect to future events and the financial performance and condition of the Company. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include:

     - Technological changes and the requirement for the Company to expend funds to develop new products

     - Market changes and the ability of the Company to adapt its products to such changes

     - Intense competition

     - Ability of the Company to properly estimate costs under fixed price contracts

     - Increased risk to patent infringement in the Company's industry

     - Ability to retain its larger customers, including MCI

     - Availability of certain hardware and software components which are incorporated with the Company's products and are purchased from a limited number of vendors

     - Ability of the Company to hire and retain qualified personnel

     - Legislative changes affecting the Company's markets, including the Telecommunications Act of 1996

     - Given the Company's acquisition of Vicorp and its large presence in international markets, regulatory, monetary and inflationary factors can negatively impact the Company's operations in the future.

     Many of such uncertainties are outside the Company's control and could postpone, delay, or eliminate potential sales opportunities and, therefore, affect the Company's operations. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

ITEM 8 -- FINANCIAL STATEMENTS

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   24
Independent Auditors' Report..........................................................   25
Consolidated Balance Sheets...........................................................   26
Consolidated Statements of Operations.................................................   27
Consolidated Statements of Stockholders' Equity.......................................   28
Consolidated Statements of Cash Flows.................................................   29
Notes to Consolidated Financial Statements............................................   30

INDEPENDENT AUDITORS' REPORT

Board of Directors
Precision Systems, Inc.

We have audited the accompanying consolidated balance sheets of Precision Systems, Inc. and subsidiaries (the "Company") as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Vicorp N.V. (a consolidated subsidiary), which statements reflect total assets constituting 41 percent of consolidated total assets as of August 31, 1996, and total revenues constituting 42 percent of consolidated total revenues for the year ended August 31, 1996. The financial statements of Vicorp N.V. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

Tampa, Florida
October 31, 1996

INDEPENDENT AUDITORS REPORT

To the Shareholder and Directors of
Vicorp Group

1. We have audited the accompanying Vicorp Group 1996 consolidated reporting package comprising the consolidated balance sheet as of August 31, 1996, the consolidated profit and loss account for the eight month period ended August 31, 1996 and supporting schedules including a schedule showing the split of the results to the three months ended March 31, 1996 and the five months ended August 31, 1996 respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

2. We conducted our audit in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial presentations. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

3. This 1996 consolidated reporting package has been prepared for consolidation purposes into the consolidated financial statements of Precision Systems Inc, St Petersburg, Florida, USA for the year ended August 31, 1996 and includes only the information necessary for that purpose. The 1996 consolidated reporting package has been drawn up on the basis of International Accounting Standards
(IAS), and in accordance with Vicorp Group Accounting Policies. The Vicorp Group Accounting Policies do not lead to material departure from US GAAP.

4. In our opinion, except as noted in the preceding paragraph, the 1996 consolidated reporting package prepared for consolidation purposes presents fairly, in all material respects, the consolidated financial position of Vicorp Group as of August 31, 1996, and the result for the three month period ended March 31, 1996 and the five month period ended August 31, 1996 in conformity with International Accounting Standards and Vicorp Group Accounting Policies.

Utrecht, October 31, 1996

/s/ Coopers & Lybrand N.V.
---------------------------------------------------------
Coopers & Lybrand N.V.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      AUGUST 31,
                                                                              ---------------------------
                                                                                  1996           1995
                                                                              ------------   ------------
                                                 ASSETS
CURRENT ASSETS
Cash........................................................................  $ 12,174,250   $  7,702,535
Accounts and contracts receivable...........................................     6,275,370      4,427,583
Due from employees..........................................................        28,417         51,664
Supplies and other current assets...........................................     1,491,020      1,164,511
Costs and earnings in excess of billings on uncompleted contracts...........     3,232,534      1,139,249
                                                                               -----------    -----------
         Total current assets...............................................    23,201,591     14,485,542
                                                                               -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST
Land and improvements.......................................................     1,134,955      1,134,955
Buildings and improvements..................................................     2,871,896      2,597,712
Computer equipment..........................................................    24,685,816     17,298,890
Furniture and office equipment..............................................     3,183,309      1,914,323
                                                                               -----------    -----------
                                                                                31,875,976     22,945,880
Less accumulated depreciation...............................................   (23,357,434)   (16,517,312)
                                                                               -----------    -----------
                                                                                 8,518,542      6,428,568
                                                                               -----------    -----------
INTANGIBLE ASSETS, net......................................................    15,837,213      6,458,815
                                                                               -----------    -----------
                                                                              $ 47,557,346   $ 27,372,925
                                                                               ===========    ===========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt...........................................  $  2,845,598   $         --
Accounts payable............................................................     3,295,066      1,331,784
Accrued expenses............................................................     3,511,764        526,394
Accrued payroll and related liabilities.....................................     4,664,537        651,401
Customer deposits...........................................................        99,772         99,772
Billings in excess of costs and earnings on uncompleted contracts...........     2,896,178             --
Deferred revenue............................................................     2,114,896      1,329,580
                                                                               -----------    -----------
         Total current liabilities..........................................    19,427,811      3,938,931
                                                                               -----------    -----------
DEFERRED REVENUE -- NON-CURRENT.............................................            --        471,895
                                                                               -----------    -----------
Long-term debt..............................................................       280,727             --
                                                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Non-redeemable preferred stock -- $.01 par value; Series A 6 percent
  Cumulative Convertible Preferred Stock; convertible at $4.76 per share, authorized 50,000 shares, issued and outstanding 10,000 shares;
  liquidation preference $5,800,000.........................................           100            100
Common stock -- $.01 par value; authorized 30,000,000 shares, issued
  172,666,382 and 9,733,525 shares, respectively............................       172,667         97,335
Class B -- convertible common stock -- $.01 par value, authorized 2,415,945
  shares, issued and outstanding 0 and 2,415,945 shares, respectively.......            --         24,159
Additional paid-in capital..................................................   106,884,212     67,740,805
Deficit.....................................................................   (79,768,574)   (45,074,613)
Treasury stock (132,937 shares) -- at cost..................................      (422,360)      (422,360)
Accumulated preferred stock dividend........................................       946,556        596,673
Cumulative foreign currency translation adjustment..........................       355,416             --
Unearned compensation.......................................................      (319,209)            --
                                                                               -----------    -----------
         Total stockholders' equity.........................................    27,848,808     22,962,099
                                                                               -----------    -----------
                                                                              $ 47,557,346   $ 27,372,925
                                                                               ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED AUGUST 31,
                                                        -----------------------------------------
                                                            1996          1995           1994
                                                        ------------   -----------   ------------
REVENUES
Contract revenues.....................................  $ 13,724,228   $15,337,054   $  2,925,160
Service and support...................................     9,220,291     5,741,646      4,587,908
License fees..........................................     3,758,308       436,800        914,510
Other income..........................................            --         6,233        463,017
                                                        ------------   -----------   ------------
                                                          26,702,827    21,521,733      8,890,595
                                                        ------------   -----------   ------------
COST AND EXPENSES
Contract costs........................................     6,023,989     7,824,646      3,092,445
Selling, general and administrative...................    23,849,385     9,034,490     12,304,191
Research, engineering and development.................     5,249,377     3,172,185      3,876,413
Depreciation and amortization.........................     4,714,227     4,007,208      7,458,928
Purchased research and development....................    19,500,000            --             --
Goodwill write-down...................................     3,829,424            --             --
                                                        ------------   -----------   ------------
                                                          63,166,402    24,038,529     26,731,977
                                                        ------------   -----------   ------------
Operating loss........................................   (36,463,575)   (2,516,796)   (17,841,382)
Interest income, net..................................       507,200         1,007        185,171
Gain on sale of marketable equity securities..........     1,262,414            --             --
                                                        ------------   -----------   ------------
Loss before income taxes..............................   (34,693,961)   (2,515,789)   (17,656,211)
Income tax benefit....................................            --            --             --
                                                        ------------   -----------   ------------
LOSS FROM CONTINUING OPERATIONS.......................   (34,693,961)   (2,515,789)   (17,656,211)
                                                        ------------   -----------   ------------
Loss from discontinued operations:
  Loss from operations of discontinued subsidiary.....            --      (661,974)      (984,052)
  Gain from sale of discontinued subsidiary...........            --       529,419             --
                                                        ------------   -----------   ------------
                                                                  --      (132,555)      (984,052)
                                                        ------------   -----------   ------------
NET LOSS..............................................   (34,693,961)   (2,648,344)   (18,640,263)
Preferred stock dividend requirements.................      (349,883)     (347,048)      (249,625)
                                                        ------------   -----------   ------------
NET LOSS APPLICABLE TO COMMON STOCK...................  $(35,043,844)  $(2,995,392)  $(18,889,888)
                                                        ============   ===========   ============
EARNINGS (LOSS) PER SHARE:
Loss from continuing operations.......................  $      (2.36)  $      (.23)  $      (1.98)
                                                        ============   ===========   ============
Loss from discontinued operations.....................            --          (.01)          (.11)
                                                        ============   ===========   ============
Net loss applicable to common stock...................  $      (2.39)  $      (.27)  $      (2.12)
                                                        ============   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             NON-
                                          REDEEMABLE    COMMON      CLASS B
                                          PREFERRED     STOCK     CONVERTIBLE    ADDITIONAL
                                          STOCK $.01   $.01 PAR     COMMON        PAID-IN                     TREASURY
                                          PAR VALUE     VALUE        STOCK        CAPITAL        DEFICIT        STOCK
                                          ----------   --------   -----------   ------------   ------------   ---------
Balance at August 31, 1993..............     $ --      $ 63,882     $24,159     $ 53,243,385   $(23,786,006)  $(454,140)
Adjustment of common stock and
  compensation related to restricted
  stock grants..........................       --           600          --          (83,100)            --          --
Amortization of unearned compensation...       --            --          --               --             --          --
Issuance of common stock upon exercise
  of stock options......................       --           530          --           92,220             --          --
Issuance of preferred stock.............      100            --          --        5,799,900             --          --
Issuance of common stock upon
  acquisition of The Renaissance
  Group.................................       --        13,986          --        3,132,864             --          --
Net loss for the year ended August 31,
  1994..................................       --            --          --               --    (18,640,263)         --
Dividends on preferred stock............       --            --          --         (249,625)            --          --
Treasury stock contribution to
  retirement plan.......................       --            --          --               --             --      31,780
                                             ----      --------     -------     ------------   ------------   ---------
Balance at August 31, 1994..............      100        78,998      24,159       61,935,644    (42,426,269)   (422,360)
Issuance of common stock upon exercise
  of stock options......................       --         5,837          --        1,202,221             --          --
Issuance of common stock upon exercise
  of stock options......................       --        12,500          --        4,987,500             --          --
Legal expenses associated with issuance
  of common stock.......................       --            --          --          (37,512)            --          --
Dividends on preferred stock............       --            --          --         (347,048)            --          --
Net loss for the year ended August 31,
  1995..................................       --            --          --               --     (2,648,344)         --
                                             ----      --------     -------     ------------   ------------   ---------
Balance at August 31, 1995..............      100        97,335      24,159       67,740,805    (45,074,613)   (422,360)
Issuance of common stock upon exercise
  of stock options......................       --         5,155          --          922,711             --          --
Conversion of Class B Common Stock......       --        24,159     (24,159)              --             --          --
Issuance of common stock upon
  acquisition of Vicorp.................       --        31,018          --       29,490,559             --          --
Foreign currency translation
  adjustment............................       --            --          --               --             --          --
Unearned compensation relating to
  restricted stock grants...............       --            --          --          470,020             --          --
Amortization of unearned compensation...       --            --          --               --             --          --
Issuance of common stock................       --        15,000          --        8,610,000             --          --
Dividends on preferred stock............       --            --          --         (349,883)            --          --
Net loss for the year ended August 31,
  1996..................................       --            --          --               --    (34,693,961)         --
                                             ----      --------     -------     ------------   ------------   ---------
Balance at August 31, 1996..............     $100      $172,667     $    --     $106,884,212   $(79,768,574)  $(422,360)
                                             ====      ========     =======     ============   ============   =========


                                                        CUMULATIVE
                                          ACCUMULATED    CURRENCY
                                           PREFERRED    TRANSACTION     UNEARNED
                                           DIVIDENDS    ADJUSTMENT    COMPENSATION      TOTAL
                                          -----------   -----------   ------------   ------------
Balance at August 31, 1993..............   $      --     $      --     $ (114,842)   $ 28,976,438
Adjustment of common stock and
  compensation related to restricted
  stock grants..........................          --            --         82,500              --
Amortization of unearned compensation...          --            --         32,342          32,342
Issuance of common stock upon exercise
  of stock options......................          --            --             --          92,750
Issuance of preferred stock.............          --            --             --       5,800,000
Issuance of common stock upon
  acquisition of The Renaissance
  Group.................................          --            --             --       3,146,850
Net loss for the year ended August 31,
  1994..................................          --            --             --     (18,640,263)
Dividends on preferred stock............     249,625            --             --              --
Treasury stock contribution to
  retirement plan.......................          --            --             --          31,780
                                            --------      --------      ---------     -----------
Balance at August 31, 1994..............     249,625            --             --      19,439,897
Issuance of common stock upon exercise
  of stock options......................          --            --             --       1,208,058
Issuance of common stock upon exercise
  of stock options......................          --            --             --       5,000,000
Legal expenses associated with issuance
  of common stock.......................          --            --             --         (37,512)
Dividends on preferred stock............     347,048            --             --              --
Net loss for the year ended August 31,
  1995..................................          --            --             --      (2,648,344)
                                            --------      --------      ---------     -----------
Balance at August 31, 1995..............     596,673            --             --      22,962,099
Issuance of common stock upon exercise
  of stock options......................          --            --             --         927,866
Conversion of Class B Common Stock......          --            --             --              --
Issuance of common stock upon
  acquisition of Vicorp.................          --            --             --      29,521,577
Foreign currency translation
  adjustment............................          --       355,416             --         355,416
Unearned compensation relating to
  restricted stock grants...............          --            --       (470,020)             --
Amortization of unearned compensation...          --            --        150,811         150,811
Issuance of common stock................          --            --             --       8,625,000
Dividends on preferred stock............     349,883            --             --              --
Net loss for the year ended August 31,
  1996..................................          --            --             --     (34,693,961)
                                            --------      --------      ---------     -----------
Balance at August 31, 1996..............   $ 946,556     $ 355,416     $ (319,209)   $ 27,848,808
                                            ========      ========      =========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED AUGUST 31,
                                                        -----------------------------------------
                                                            1996          1995           1994
                                                        ------------   -----------   ------------
Cash Flows -- Operating Activities:
  Net loss............................................  $(34,693,961)  $(2,648,344)  $(18,640,263)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization....................     4,714,227     4,007,208      7,458,928
     Purchased research and development...............    19,500,000            --             --
     Goodwill write-down..............................     3,829,424            --             --
     Provision for losses on accounts receivable......     1,196,412       159,387         37,335
     Provision for materials obsolescence.............                          --        885,002
     Gain from sale of discontinued subsidiary........            --      (529,419)            --
     Amortization of unearned compensation............       150,811            --         32,342
     Realization of deferred revenue..................    (1,448,588)     (539,821)            --
     Treasury stock activity..........................                          --         31,780
  Change in current assets and liabilities, net of
     business acquisitions:
     (Increase) decrease in accounts and contracts
       receivable.....................................     7,745,048    (1,012,144)    (1,056,632)
     (Increase) decrease in costs and estimated
       earnings in excess of billings.................    (2,093,285)   (1,139,249)     5,817,184
     Increase in supplies and other current assets....       519,491       568,160        218,527
     Increase (decrease) in accounts payable..........    (3,403,718)   (1,706,670)     1,720,600
     Increase (decrease) in accrued expenses..........    (2,546,486)     (577,440)       293,095
     Increase (decrease) in customer deposits.........            --      (355,991)       299,772
     Increase in billings in excess of earnings on
       incomplete contracts...........................     2,896,178            --             --
     Increase (decrease) in deferred revenue..........    (3,477,991)     (426,800)      (142,757)
                                                         -----------   -----------   ------------
          Net cash used in operating activities.......    (7,112,438)   (4,201,123)    (3,045,087)
                                                         -----------   -----------   ------------
Cash Flows -- Investing Activities:
  Purchase of property, plant and equipment...........    (1,995,353)   (1,514,475)    (2,305,220)
  Purchase of other assets............................      (226,685)           --             --
  Purchase of consolidated subsidiaries, net of cash
     acquired.........................................            --            --     (3,346,913)
  Cash acquired in acquisition........................     4,403,000            --             --
  Proceeds from sale of discontinued subsidiary.......            --     1,009,756             --
                                                         -----------   -----------   ------------
          Net cash provided by (used in) investing
            activities................................     2,180,962      (504,719)    (5,652,133)
                                                         -----------   -----------   ------------
Cash Flows -- Financing Activities:
  Proceeds from note payable..........................            --            --      5,000,000
  Repayment of note payable...........................      (149,675)   (2,952,933)       (97,820)
  Proceeds from issuance of capital stock.............     9,552,866     6,170,546      5,892,750
                                                         -----------   -----------   ------------
          Net cash provided by financing activities...     9,403,191     3,217,613     10,794,930
                                                         -----------   -----------   ------------
  Net increase (decrease) in cash.....................     4,471,715    (1,488,229)     2,097,710
  Cash at beginning of period.........................     7,702,535     9,190,764      7,093,054
                                                         -----------   -----------   ------------
  Cash at end of period...............................  $ 12,174,250   $ 7,702,535   $  9,190,764
                                                         ===========   ===========   ============
Supplemental Noncash Information:
  Accrued dividends on preferred stock................  $    349,882   $   347,048   $    249,625
  Issuance of stock for purchase of subsidiary........  $ 29,521,577   $        --   $  3,375,000
  Conversion of note payable to deferred revenue......  $         --   $ 2,047,067   $         --
  Issuance of common stock as compensation............  $    470,020   $    33,726   $         --

  The accompanying notes are an integral part of these consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Precision Systems, Inc. ("PSi" or the "Company") provides solutions that simplify and personalize telecommunications. The Company's range of software-based products are used by global wireless, wireline and private network providers to deploy a wide range of voice, data and video-based enhanced services on a common hardware and software platform. In addition, the Company supports its products through maintenance contracts.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies of the Company consistently applied in the preparation of the accompanying consolidated financial statements:

CONSOLIDATION

     The accompanying consolidated financial statements include the consolidated operations of PSi and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

ESTIMATES AND ASSUMPTIONS

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provisions for bad debts, depreciable lives for property, plant, and equipment, amortization period for intangible assets, and costs and profits associated with long-term contracts. Actual results may differ from these estimates.

LONG-TERM CONTRACT

     Certain of the Company's contract revenues and anticipated profits are recognized using the percentage-of-completion method, based on contract costs incurred to date compared with the Company's estimate of total contract costs and profit. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance such as indirect labor, supplies and depreciation. Revisions in estimated profits are made in the month in which the circumstances requiring the revision become known. Should a loss on the contract become anticipated, the entire amount of estimated loss on the contract would be recorded in the period in which it became known.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation on property and equipment is provided for in amounts sufficient to allocate the costs of depreciable assets to operations over their estimated service lives as follows:

                                                                                   YEARS
                                                                                 ---------
    Land improvements..........................................................     18
    Building and improvements..................................................  10 to 30
    Computer equipment.........................................................   3 to 4
    Furniture and office equipment.............................................   5 to 10

     For income tax reporting purposes, certain of these assets are depreciated using accelerated methods.

PRODUCT WARRANTY

     The Company warrants its products for between three-month to one-year periods of time after the initial sale. Estimated costs related to such warranty are accrued when the products are sold.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

REVENUE RECOGNITION

     Revenues, other than from long-term contracts, generally are recognized when the products are delivered or the service has been rendered. Revenue from certain contracts are recognized under the percentage-of-completion method on the basis of physical completion to date. This method is used because management considers physical completion to be the best available measure of the progress on these contracts. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance and are included in contract costs in the consolidated statements of operations. Revenue from post-contract customer support is recognized ratably over the service period. Revenue from software licenses is recognized upon delivery of the software.

FOREIGN CURRENCIES

     Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to stockholders' equity. Revenue, costs, and expenses are translated at average rates of exchange prevailing to the applicable period. Gains and losses on foreign currency transactions are included in non-operating expenses.

CREDIT RISK

     The Company extends unsecured credit to customers in the United States. Financial instruments which potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash investments and accounts receivable. The Company places its cash investments with a high-credit quality financial institution. For its accounts receivable, the Company extends unsecured credit to both domestic and international customers. While the Company does have a concentration of credit with respect to these cash investments and accounts receivable, the Company does not feel that it is exposed to significant risk of loss from such.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and long-term debt approximates their fair values at August 31, 1996 and 1995.

INCOME TAX EXPENSE

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under FAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

LOSS PER SHARE

     Loss per share for the fiscal years ended August 31, 1996, 1995, and 1994, has been computed based upon the weighted average common shares outstanding of 14,677,220, 10,965,640, and 8,936,003, respectively. The loss per share calculation does not include preferred convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

RESTRUCTURING CHARGES

     During fiscal 1996, in an effort to reduce overhead and cut costs, the Company terminated the employment of approximately 55 individuals. The effect of the severance charges associated with these terminations was to increase the Company's selling, general and administrative expenses by approximately $1,100,000. As of August 31, 1996, approximately $1,100,000 of such charges are included in accrued payroll and related liabilities on the Company's balance sheet.

RECLASSIFICATIONS

     Certain amounts for previous years have been reclassified to conform with the 1996 presentation.

3.  ACCOUNTS AND CONTRACTS RECEIVABLE

                                                                         AUGUST 31,
                                                                 --------------------------
                                                                    1996            1995
                                                                 -----------     ----------
    Accounts and contracts receivables.........................  $ 7,528,717     $4,581,144
    Allowance for doubtful accounts............................   (1,253,347)      (153,561)
                                                                 -----------     ----------
                                                                 $ 6,275,370     $4,427,583
                                                                  ==========      =========

4.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                         AUGUST 31,
                                                                 --------------------------
                                                                    1996            1995
                                                                 -----------     ----------
    Expenditures on uncompleted contracts......................  $ 2,979,877     $  854,437
    Estimated earnings on uncompleted contracts................      252,657        284,812
                                                                 -----------     ----------
                                                                   3,232,534      1,139,249
    Less actual and allowable billings on uncompleted
      contracts................................................   (2,896,178)            --
                                                                 -----------     ----------
                                                                 $   336,356     $1,139,249
                                                                 ===========     ==========
    Costs and estimated earnings in excess of billings on
      uncompleted contracts....................................  $ 3,232,534     $1,139,249
    Billings in excess of costs and estimated earnings on
      uncompleted contracts....................................   (2,896,178)            --
                                                                 -----------     ----------
                                                                 $   336,356     $1,139,249
                                                                 ===========     ==========

5.  SUPPLIES AND OTHER CURRENT ASSETS

     Supplies and other current assets consist of the following:

                                                                         AUGUST 31,
                                                                 --------------------------
                                                                    1996            1995
                                                                 -----------     ----------
    Materials to be used in fulfilling contracts...............  $   550,067     $  999,846
    Prepaid expenses...........................................      940,953        164,665
                                                                 -----------     ----------
                                                                 $ 1,491,020     $1,164,511
                                                                 ===========     ==========

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

6.  INTANGIBLE ASSETS

          Intangible assets consist of the following:

                                                                         AUGUST 31,
                                                                 --------------------------
                                                                    1996            1995
                                                                 -----------     ----------
    Goodwill (see Note 16).....................................  $20,316,703     $6,981,714
    Developed technology value.................................    3,090,000             --
    Assembled work force value.................................      890,000             --
    Software licenses..........................................      312,443             --
    Patents....................................................           --         49,862
                                                                 -----------     ----------
                                                                  24,609,146      7,031,576
    Less accumulated amortization..............................    8,771,933        572,761
                                                                 -----------     ----------
                                                                 $15,837,213     $6,458,815
                                                                 ===========     ==========

     Goodwill associated with acquired subsidiaries is amortized over five to fifteen-year periods. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of future discounted cash flows. Based upon its most recent analysis, the Company determined that a material impairment of goodwill related to its purchase of The Renaissance Group exists and the Company recorded a provision of $3,829,424 to write down such goodwill to its realizable value at August 31, 1996. Software licenses and patent costs are recorded at cost and amortized over the expected useful lives of the assets, varying from two to five years. Amortization expenses associated with intangible assets were $2,389,848, $551,607, and $188,486 in fiscal 1996, 1995, and 1994, respectively.

7.  INCOME TAXES

     The components of income tax (benefit) are as follows:

                                                                    YEARS ENDED AUGUST 31,
                                                                   ------------------------
                                                                    1996     1995     1994
                                                                   ------   ------   ------
    Currently payable............................................  $   --   $   --   $   --
    Deferred.....................................................      --       --       --
                                                                     ----     ----     ----
                                                                   $   --   $   --   $   --
                                                                     ====     ====     ====

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

     A reconciliation of total income tax expense (benefit) to amounts computed by applying the statutory federal income tax rate to losses before income taxes is as follows:

                                                      YEARS ENDED AUGUST 31,
                                 ----------------------------------------------------------------
                                         1996                  1995                  1994
                                 --------------------    -----------------    -------------------
                                   AMOUNTS        %       AMOUNTS      %        AMOUNTS      %
                                 ------------   -----    ---------   -----    -----------   -----
    Income tax benefit at the
      federal statutory rate...  $(12,129,302)  (35.0%)  $(880,526)  (35.0%)  $(6,524,092)  (35.0%)
    Amortization and write-off
      of goodwill and other
      acquired intangibles.....     8,868,990    26.0%          --      --             --      --
    Increase in valuation
      allowance................     4,200,372    12.0%     880,526    35.0%     6,524,092    35.0%
    State income taxes, net of
      federal tax benefit......      (344,910)   (1.0%)         --      --             --      --
    Foreign tax rate
      differential.............      (108,960)   (0.3%)         --      --             --      --
    Other......................      (486,190)   (1.7%)         --      --             --      --
                                 ------------   -----    ---------   -----    -----------   -----
                                 $         --      --    $      --      --    $        --      --
                                  ===========   =====    =========   =====     ==========   =====

     At August 31, 1996, the Company had net operating loss carryforwards of approximately $33,000,000 for federal income tax purposes expiring through 2010 and $10,100,000 for foreign tax purposes expiring through 2011. The Company intends to reinvest foreign earnings in the companies from which they originated.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset at August 31, 1996 and 1995, are as follows:

                                                                    1996           1995
                                                                ------------   ------------
    Deferred tax asset:
      Tax loss carryforwards..................................  $ 15,457,000   $  9,920,000
      Depreciation............................................       639,000        345,000
      Reserves not currently deductible.......................       566,000        415,000
      Stock option compensation...............................       787,000             --
      Other...................................................       331,000        131,000
                                                                ------------   ------------
              Total gross deferred tax asset..................    17,780,000     10,811,000
      Less: valuation allowance...............................   (17,780,000)   (10,811,000)
                                                                ------------   ------------
                                                                $         --   $         --
                                                                ============   ============

     A portion of the deferred tax asset in the amount of $787,000 is related to the tax effects of stock option compensation. This benefit, when recognized will be classified in the equity section of the balance sheet.

     Pursuant to the Distribution, the Company and HSN have entered into a Tax Sharing Agreement ("Tax Sharing Agreement"). The Tax Sharing Agreement provides that if, as a result of adjustments to HSN's tax position for periods prior to the Distribution, caused by a tax audit or otherwise, there would have been a corresponding increase or decrease in the deferred tax liability account of the Company as of the date of Distribution, then the Company will receive a cash payment from HSN (or make a cash payment to HSN) in the amount of such increase (or decrease). During the year ended August 31, 1996, HSN paid the Company approximately $430,000 relating to the Tax Sharing Agreement.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                         AUGUST 31,
                                                                  -------------------------
                                                                     1996          1995
                                                                  -----------   -----------
    Note payable to shareholder, interest at 6 percent,
      unsecured and due January, 1997...........................  $ 1,148,127   $        --
                                                                  -----------   -----------
    Note payable, interest at 5 percent, and due February,
      1997......................................................    1,269,475            --
    Capital lease obligation, interest rates varying from 6
      percent to 9 percent; collateralized by assets with net
      book value of approximately $500,000......................      708,723            --
                                                                  -----------   -----------
                                                                    3,126,325            --
    Less current portion........................................   (2,845,598)           --
                                                                  -----------   -----------
                                                                  $   280,727   $        --
                                                                  ===========   ===========

     Annual principal maturities for years subsequent to August 31, 1996, are as follows:

        1997.............................................................  $2,845,598
        1998.............................................................     280,727
                                                                           -----------
                                                                           $3,126,325
                                                                           ===========

9.  COMMITMENTS AND CONTINGENCIES

     The Company has annual commitments under non-cancellable operating leases for years subsequent to August 31, 1996 (rental expense of $1,279,622, $375,662 and $211,261 for the years ended August 31, 1996, 1995, and 1994, respectively) as follows:

        1997.............................................................  $1,666,757
        1998.............................................................     784,865
        1999.............................................................     304,876
        2000.............................................................      53,538
        2001 and thereafter..............................................          --
                                                                           -----------
                                                                           $2,810,036
                                                                           ===========

10.  STOCKHOLDERS' EQUITY

     The Company's amended Certificate of Incorporation provides that the holders of both classes of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. During July 1996, RMS Limited Partnership, the sole owner of the Company's Class B Common Stock, elected to convert all of its Class B Common Stock into an equal number of shares of the Company's regular Common Stock in accordance with the provisions of the Company's Certificate of Incorporation. The Class B Common Stock converted was retired and is not subject to reissue. As a consequence of the conversion, all of the Company's Common Stock currently outstanding or eligible to be issued under the Company's restated Certificate of Incorporation now votes as a single class on an one vote per share basis on all matters submitted to shareholders.

     Pursuant to the Company's Stock Option and Restricted Stock Plan, 100,000 and 50,000 shares of restricted stock were granted in October 1992 to the Company's former Chairman of the Board and to the President and Chief Executive Officer, respectively. In connection therewith, the Company recorded $140,625

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant dates. The shares vest in five equal installments beginning July 13, 1993. The amount amortized relating to the unearned compensation was $32,342 for the year ended August 31, 1994. In connection with the resignation of certain officers of the Company, 90,000 shares of restricted stock were retired during the year ended August 31, 1994. As a result, unearned compensation of $82,500 was eliminated and restored to additional paid-in capital, along with the par value of $600. During the year ended August 31, 1995, the restriction on the remaining 60,000 shares were rescinded by the Company's Board of Directors.

     During the year ended August 31, 1996, the Company issued 27,450 shares of restricted stock to three of its executive officers. In connection therewith, the Company recorded $243,618 of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant date. The shares originally vested in three equal installments beginning February 1996. In connection with the recognition of certain officers of the Company, 11,764 shares of the restricted stock became automatically fully vested. As a result, compensation expense of $150,811 was recognized during the year ended August 31, 1996, in connection with such restricted stock grants.

     During the year ended August 31, 1996, certain management personnel of the Company agreed to 15 percent pay reductions in exchange for the grant of restricted stock. In connection with such Salary Exchange Program, the Company recorded $226,402 of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant date. The shares vest in two equal installments beginning August 1997.

     In November 1992, the Board of Directors authorized the Company to proceed with a program to purchase odd lot shareholdings of common stock from shareholders holding less than 100 shares. In connection therewith, the Board of Directors authorized the purchase of up to 250,000 shares of common stock at prevailing market prices. The Program was consummated in January 1993 with 142,940 shares being purchased at $2.50 per share. The purchased shares along with acquisition costs are recorded as treasury stock.

     During the year ended August 31, 1994, the Company issued shares of treasury stock to The Precision Systems, Inc. Retirement Savings plan. Accordingly, $31,780 of compensation expense and a corresponding reduction in the treasury stock balance was recorded during the year ended August 31, 1994.

     On December 13, 1993, RMS Limited Partnership ("RMS") purchased 10,000 shares of the Company's non-voting Series A Preferred Stock, par value $.01 per share with a liquidation preference of $580 per share (the "Stated Value") from PSi for $5,800,000. The preferred shares are convertible into Common Stock of the Company at the election of the holders at any time following December 31, 1994, at a conversion price of $4.76 per share. A cumulative dividend of 6 percent per year is payable quarterly on the preferred shares prior to the payment of any other dividends. Interest accrues on accumulated but unpaid dividends at the rate of 6 percent yearly compounded quarterly. The Series A Preferred Stock is redeemable, in whole or part, at the option of the Company following December 31, 1994, at 100 percent of the Stated Value plus accrued dividends and interest. The designation of preferences relating to the Series A Preferred Stock include restrictions relating to the issuance of any shares senior to the preferred shares, the increase in the authorized number of preferred shares, the payment of dividends on junior classes of stock and the increase in indebtedness.

     The Company acquired The Renaissance Group, Inc. ("TRG") in July 1994 in exchange for $3,750,000 in cash, 1,398,600 shares of PSI common stock and options to acquire 101,400 shares of PSi common stock (see Note 16).

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

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

Class B Common Stock at $7.00 per share or, if an amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Class B Common Stock had not been effected by the date of exercise, then the warrants to purchase 500,000 of the Company's Common Stock were to be exercised at $6.25 per share.

     The Company acquired Vicorp, N.V. ("Vicorp") in April 1996 in exchange for 3,135,467 shares of newly issued common stock in exchange for substantially all of the outstanding shares of Vicorp. In addition, the Company assumed certain outstanding obligations of Vicorp and converted options issued to Vicorp employees into options to purchase the Company's stock.

     Vicorp shareholders received 29.46 shares of the Company's common stock for each share of Vicorp stock they own. The discounted exchange value of the shares to be issued to Vicorp holders and the value of options to be issued to Vicorp employees, together with an agreement to pay certain obligations of Vicorp, equals approximately $32,000,000. The agreement includes a lock-up provision and a right of first refusal back to the Company on certain shares of the Company's stock that, as a result of this transaction, will be held by certain current Vicorp shareholders. The acquisition has been accounted for using the purchase method of accounting.

11.  STOCK OPTIONS AND RESTRICTED STOCK

     The Company has granted options to purchase common stock under option plans as follows:

     The Stock Option and Restricted Stock Plan (the "Employee Plan") provides for the grant to key employees of options to purchase Common stock at prices as established by the Compensation/Benefits Committee (the "Committee") of the Board of Directors. The options generally become exercisable with respect to one-fifth of the shares covered by each option each year over a five-year period beginning one year from the date of grant. In most cases, the options expire five years from the date they vest and become exercisable. The Employee Plan also allows the Committee to grant shares of restricted stock to key employees subject to such terms and conditions as may be established from time to time by the Committee.

     The Stock Option Plan for Outside Directors (the "Directors' Plan") provides for the grant of options to outside directors. The exercise price of options granted under the Directors' Plan will be the fair market value on the date of grant. The options vest and become exercisable equally over three years beginning on the date of grant. All of the options expire five years from the date they vest and become exercisable.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                                             STOCK OPTION PLAN
                                                     ---------------------------------
                                                     EMPLOYEE PLAN    DIRECTORS' PLAN      TOTAL
                                                     --------------   ----------------   ---------
Authorized.........................................       4,000,000            500,000   4,500,000
                                                     ==============   ================   =========
Outstanding -- August 31, 1993.....................         899,000             50,000     949,000
Granted............................................       1,521,450             50,000   1,571,450
Exercised ($1.75 per share)........................         (53,000)                --     (53,000)
Canceled...........................................        (645,934)                --    (645,934)
                                                     --------------   ----------------   ---------
Outstanding -- August 31, 1994.....................       1,721,516            100,000   1,821,516
Granted............................................         544,988             50,000     594,988
Exercised ($.01 to $4.88 per share)................        (667,749)           (25,000)   (692,749)
Canceled...........................................        (184,239)                --    (184,239)
                                                     --------------   ----------------   ---------
Outstanding -- August 31, 1995.....................       1,414,516            125,000   1,539,516
Granted............................................       1,231,371             50,000   1,281,371
Exercised ($.01 to $15.50 per share)...............        (348,470)           (25,000)   (373,470)
Canceled...........................................        (158,636)                --    (158,636)
                                                     --------------   ----------------   ---------
Outstanding -- August 31, 1996.....................       2,138,781            150,000   2,288,781
                                                     ==============   ================   =========
Number exercisable.................................       1,204,553             86,665   1,291,218
                                                     ==============   ================   =========
Exercise price at August 31, 1994..................  $.875 - $4.875   $ 1.98 - $3.2125
                                                     ==============   ================
Exercise price at August 31, 1995..................  $  .01 - $7.50   $  1.98 - $7.375
                                                     ==============   ================
Exercise price at August 31, 1996..................  $.01 - $14.625   $1.980 - $14.500
                                                     ==============   ================

12.  BENEFITS PLANS

     The Company's Board of Directors authorized the establishment of the Precision Systems, Inc. Retirement Savings Plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. Matching employer contributions made during fiscal 1996, 1995 and 1994 were $0, $0 and $31,780, respectively.

     In association with the Vicorp acquisition, certain United States based employees are covered by the Vicorp Interactive Systems ("VIS") Retirement Savings Plan pursuant to Internal Revenue Code Section 401(k). Under such plan, participating employees may defer a certain percent of their pre-tax salary but not more than statutory limits. VIS contributes $.25 for each $1.00 a participant contributes within a maximum contribution of 3 percent of a participant's earnings. Matching employer contributions made during fiscal 1996 were approximately $40,000.

     Additionally, the Company's Board of Directors authorized adoption of the Employee Stock Ownership Plan which provides for contributions of shares of common stock to the plan in amounts as authorized by the Board of Directors. To date, no common stock has been contributed to the plan.

13.  RELATED PARTY TRANSACTIONS

     During the year ended August 31, 1995, the Company issued 7,596 shares of restricted stock (exercise price of $4.44 per share) to one of the members of the Company's Board of Directors. The effect of this issuance was to increase the Company's compensation expense by $33,726.

     Historically, activity with Home Shopping Network ("HSN") had been presented as affiliate transactions. Due to ownership interest changes of former common shareholders, HSN is no longer considered a

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES related party and all amounts of disclosures relating to the change have been reclassified and/or modified. The following information relates to certain historical relationships between the Company and HSN.

DISTRIBUTION AGREEMENT

     The Company and HSN entered into the Distribution Agreement, which provides for, among other things, the principal corporate transaction required to effect the Distribution, the division between HSN and the Company of certain liabilities, and certain other agreements governing the relationship between HSN or its subsidiaries and the Company following the Distribution.

     The Distribution Agreement provides for cooperation between HSN and the Company in obtaining initial insurance coverage for the Company after the Distribution and provides for allocation of benefits under existing insurance policies between HSN and the Company. To date, no claim has resulted which would be governed by the Distribution Agreement.

     Moreover, the Distribution Agreement provides for each party to indemnify the other against certain liabilities that may arise in connection with the Distribution or from the Company's business prior to or following the Distribution. In particular, HSN will indemnify the Company against losses from existing or future claims relating to the Company's voice processing business prior to the Distribution other than warranty or contract claims of the Company's customers arising in connection with the sale, lease or license of VRUs or the Enhanced Services Platform ("ESP") prior to or following the Distribution. The Company will indemnify HSN, however, against certain liabilities including any claims to contractual, warranty or indemnification obligations of the Company arising in connection with the sale, lease or license of VRUs or the ESP and against any claims that may be asserted that any hardware manufactured or assembled by the Company's customers relating to the service bureau business conducted by the Company prior to the Distribution, and each party will indemnify the other against claims relating to misstatements or omissions of material facts provided by such party in the Information Statement or in the Form 10 of which it is a part, filed pursuant to the Distribution.

     To date, certain situations have occurred in the ordinary course of business that were covered under the Distribution Agreement. In particular, in 1993 the Company received $222,500 from HSN pursuant to the indemnification provisions of the Distribution Agreement. This related to certain claims and actions brought against the Company while a wholly-owned subsidiary of HSN. These claims and actions have been settled.

SOFTWARE LICENSE AGREEMENTS

     The Company licensed certain software and patented technology used in the ESP to HSN. The license is non-transferable, perpetual and HSN is the exclusive licensee of the software and patented technology for use in the televised electronic retail industry.

     Additionally, HSN also licensed from the Company the proprietary operating and application software used in the VRUs developed by the Company for HSN. During fiscal 1994, $132,000 was paid to the Company under this agreement. HSN is also the exclusive licensee of this software in the televised electronic retail industry.

SYSTEMS MAINTENANCE AND SUPPORT AGREEMENT

     The Company and HSN have also entered into an agreement pursuant to which the Company will complete the final modifications of HSN's ESP platform and provide maintenance and support services for the platform. The maintenance agreement has an initial term of one year that is automatically extended for additional one-year terms at the discretion of both parties. The maintenance agreement is terminable if the Company fails to provide the maintenance services specified by the agreement or, with prior notice, at the end of the initial term of any subsequent extension.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

CREDIT AGREEMENT

     The Company entered into an unsecured line of credit agreement with HSN in the amount of $5,000,000. The interest rate was prime plus 1 percent. Principal and interest were due on July 31, 1995, or one year from the date of the first draw, whichever is earlier. Restrictions contained in the agreement include, but are not limited to, the payment of dividends, certain redemption of capital stock of the Company, and the incurrence of senior debt. The Company received $5,000,000 from HSN during August 1994 relating to this line of credit agreement and such amounts were repaid during fiscal 1995.

14.  SEGMENT INFORMATION

                                                            1996          1995           1994
                                                        ------------   -----------   ------------
Revenues:
  U.S. operations.....................................  $ 18,275,706   $21,521,733   $  8,890,595
  European operations.................................    15,359,123            --             --
  Other international operations......................       326,454            --             --
  Eliminations........................................    (7,258,456)           --             --
                                                        ------------   -----------   ------------
          Total.......................................  $ 26,702,827   $21,521,733   $  8,890,595
                                                        ============   ===========   ============
Operating loss:
  U.S. operations.....................................  $(14,581,367)  $(2,516,796)  $(17,841,382)
  European operations.................................   (21,768,987)           --             --
  Other international operations......................      (113,221)           --             --
  Eliminations........................................            --            --             --
                                                        ------------   -----------   ------------
          Total.......................................  $(36,463,575)  $(2,516,796)  $(17,841,382)
                                                        ============   ===========   ============
Identifiable assets:
  U.S. operations.....................................  $ 16,876,684   $27,327,925   $ 30,410,378
  European operations.................................    29,193,442            --             --
  Other international operations......................     1,487,220            --             --
  Eliminations........................................            --            --             --
                                                        ------------   -----------   ------------
          Total.......................................  $ 47,557,346   $27,327,925   $ 30,410,378
                                                        ============   ===========   ============

15.  SIGNIFICANT CUSTOMERS

     For each of the fiscal years ended August 31, 1996, 1995 and 1994 a substantial portion of the Company's revenues have come from MCI and HSN and its various affiliates. The dollar and percentage amounts are as follows:

                                        1996                       1995                      1994
                              ------------------------   ------------------------   -----------------------
                                DOLLARS     PERCENTAGE     DOLLARS     PERCENTAGE    DOLLARS     PERCENTAGE
                              -----------   ----------   -----------   ----------   ----------   ----------
MCI.........................  $11,875,428       44.5%    $13,683,303       63.6%    $6,238,601       70.2%
HSN.........................    1,504,632        5.6%      1,909,354        8.9%     2,544,032       28.6%
Other customers.............   13,322,767       49.9%      5,929,076       27.5%       107,962        1.2%
                              -----------      -----     -----------      -----     ----------      -----
          Total.............  $26,702,827      100.0%    $21,521,733      100.0%    $8,890,595      100.0%
                              ===========      =====     ===========      =====     ==========      =====

16.  BUSINESS ACQUISITIONS/DISPOSALS

     On June 30, 1993, the Company acquired Active Designs Inc. for approximately $150,000 in cash, assumption of $150,000 in accounts payable and a $100,000 non-interest bearing note due January 1, 1994. Subsequent to the acquisition, Active Designs, Inc. was renamed Interactive Services, Inc. Effective April 30,

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

1995, certain assets, liabilities, and the business of Interactive Services, Inc., were sold to EarthCall Communications Corporation for approximately $1,000,000 in cash and the assumption of certain liabilities. The gain on disposition of such activity in the amount of $529,419 has been accounted for as a gain from sale of discontinued subsidiary. Revenues of Interactive Services, Inc., for the years ended August 31, 1996, 1995 and 1994, were $0, $1,607,100, and $789,555, respectively.

     The Company acquired The Renaissance Group, Inc. in July 1994 in exchange for $3,750,000 in cash, 1,398,600 shares of PSI common stock with a market value of $3,375,000 and options to acquire 101,400 shares of PSI common stock for $.01 per share, which collectively is a purchase price of $7,125,000. Additionally, during the year ended August 31, 1995, PSI paid state and federal income taxes of $138,547 relating to the operation of TRG for the period from January 1, 1994, through July 24, 1994. TRG provides enhanced services for network based platforms and applications. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $638,000) and the liabilities assumed ($363,817) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets of TRG by approximately $6,900,000 which was assigned to goodwill. The operating results of TRG for the year ended August 31, 1994 are included in the Company's consolidated results of operations from July 25, 1994 to August 31, 1994.

     The Company acquired substantially all of the capital stock of Vicorp, N.V. ("Vicorp") in April 1996 by issuing 3,135,467 shares of newly issued common stock. In addition, the Company assumed certain outstanding obligations of Vicorp and converted options issued to Vicorp employees into options to purchase the Company's stock.

     Vicorp shareholders received 29.46 shares of the Company's common stock for each share of Vicorp stock they owned. The discounted exchange value of the shares issued to Vicorp holders and the value of options issued to Vicorp employees, together with an agreement to pay certain obligations of Vicorp, equaled approximately $31,000,000. The agreement includes a lock-up provision and a right of first refusal back to the Company on certain shares of the Company's stock that, as a result of this transaction, will be held by certain current Vicorp shareholders. The acquisition was accounted for by the purchase method of accounting. The purchase price of $32,434,985 was comprised of Company Common Stock valued at $29,521,577, Company stock options with in-the-money value of $1,469,321, and other direct acquisition costs totaling $1,444,087.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

     The preliminary purchase price allocation among the assets acquired and liabilities assumed in the acquisition of Vicorp are as follows:

        Cash...........................................................  $  4,403,000
        Accounts receivable............................................    10,766,000
        Other current assets...........................................       846,000
                                                                         ------------
                  Total current assets.................................    16,015,000
                                                                         ------------
        Accounts payable...............................................     5,367,000
        Accrued expenses...............................................     6,514,000
        Other current liabilities......................................     5,240,000
                                                                         ------------
                  Total current liabilities............................    17,121,000
                                                                         ------------
                  Net current liabilities..............................    (1,106,000)
                                                                         ------------
        Long-term assets...............................................     5,386,000
        Long-term liabilities..........................................    (3,749,000)
        Developed technology value.....................................     3,090,000
        Assembled work force value.....................................       890,000
        Purchased research and development.............................    19,500,000
        Residual goodwill..............................................     8,423,985
                                                                         ------------
                  Total purchase price.................................  $ 32,434,985
                                                                         ============

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

                                                                          PRO-FORMA
                                                                          UNAUDITED
                                                                         YEAR ENDED
                                                                       AUGUST 31, 1996
                                                                   -----------------------
                                                                   (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
        Revenue..................................................       $  50,621,909
                                                                          ===========
        Net loss.................................................       $ (35,639,010)
                                                                          ===========
        Net loss per common share................................       $       (2.13)
                                                                          ===========

17.  OTHER MATTERS

     Effective August 31, 1996, John Hindman, Chief Operating Officer, Mike Felix, Vice President of Marketing, and Alan Donahue, Vice President of Sales, resigned or were terminated from the Company.

     The Company entered into a settlement agreement with Mr. Hindman, the terms of which provide for severance pay of $50,000 and a six-month consulting agreement for approximately $87,000. A consulting agreement was also entered into with Mr. Felix for three months for $37,500. Additionally, the Company automatically fully vested certain restricted stock originally granted to Mr. Hindman and Mr. Felix (See Note 10).

     John D. Loewenberg did not stand for reelection as Chairman of the Board of the Company. Richard T. Liebhaber was elected as the Company's new Chairman of the Board of the Company as of June 1996.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

18.  LEGAL PROCEEDINGS

     The Company is subject to certain legal proceedings in the ordinary course of business. The discussion below summarizes the most material of such proceedings. In the opinion of management, these and other legal proceedings will not have a material adverse effect on operations or the financial condition of the Company.

     Intervoice, Inc. v. Precision Systems, Inc. and Vicorp Interactive Systems, Inc. On April 11, 1996 Intervoice, Inc. ("INTV") filed suit against Precision Systems, Inc. ("PSI") in the Federal District Court for the Northern District of Texas (Dallas) alleging infringement of various U.S. Patents owned by INTV, namely Patents 5,469,500, 5,255,305, and 5,243,643. These Patents encompass certain call processing methods and technologies. The suit prays for an unspecified amount of damages and for injunctive relief. On August 20, 1996, Vicorp Interactive System, Inc. ("VIS"), a wholly-owned subsidiary of Vicorp, was joined in the suit as a co-defendant as to Patent 5,469,500 only, and an additional claim of breach of confidentiality was asserted by INTV against VIS. The Company notified Alta Investissements, S.A. ("Alta") of the joinder of VIS for purposes of indemnification of PSI under the terms of the Share Exchange Agreement of April 16, 1996 between the Company and Alta relating to the purchase of a controlling interest in Vicorp. The parties to the suit are currently in discovery and the matter is set for trial in September, 1997. The Company has defenses and will vigorously defend.

     Daniel Schultz v. Precision Systems, Inc. et al. On October 8, 1996, Daniel Schultz, a holder of Vicorp shares and options, filed a three-count complaint against the Company; Russell I. Pillar; John Loewenberg; Alta; Didier Primat; Primwest Holding, N.V.; and Ian Dalziel, in a civil action in the United States District Court for the Middle District of Florida, Tampa Division. In count one, the plaintiff alleges that the Company and Messrs. Pillar and Loewenberg fraudulently induced him to assist the Company in its acquisition of Vicorp by representing to him that he would receive an executive position with Vicorp if the acquisition was successful. In counts two and three, the plaintiff alleges that all the defendants intentionally interfered with his prospective economic advantage, and conspired to do so, by impairing his ability to exercise his Vicorp options and his ability to convert his Vicorp shares into shares of the stock of the Company. The complaint alleges that the plaintiff has suffered damages in excess of $2 million, and requests compensatory and punitive damages. A motion, filed by the Company and Mr. Pillar, to dismiss the action on the grounds that the United States District Court lacks jurisdiction over the subject matter, is now pending, and Mr. Schultz's counsel has filed a notice of non-opposition to the motion. The Company has defenses and will vigorously defend.

     Daniel Gilbert Schultz v. Vicorp et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles ("Court"), on March 29, 1996. The plaintiff filed a petition denominated a "complaint in summary process" against Vicorp and Alta. The Company is not a party to this proceeding. In this action, the plaintiff alleged that Vicorp had denied him access to the books and records of Vicorp, and that Alta (as the then controlling shareholder in Vicorp) had both refused to provide him access to Vicor's records and refused to give him information on Alta's negotiations with third parties for the sale of its shares of Vicorp stock. The plaintiff further alleged that these actions impaired his ability to exercise certain put and call options that he held with respect to certain shares of the stock of Vicorp. The plaintiff sought various court orders requiring Alta and Vicorp to provide certain financial data to him, to record in the Vicorp share register the option he held, and to accept and pay for certain of the Plaintiff's shares that were the subject of a put option. The plaintiff also sought an order prohibiting Alta from reducing its ownership interest in Vicorp. On May 17, 1996, the Court dismissed all of the plaintiff's claims. The plaintiff appealed to the Court of Appeals of the Netherlands Antilles and Aruba on June 3, 1996. The appeal has been fully briefed and argued, and judgment is expected in early 1997. The Company has defenses and will vigorously defend.

     Daniel Gilbert Schultz v. Alta Investissements, S.A. et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles on April 23, 1996. The plaintiff filed a petition denominated a petition "on an abbreviated term" against Alta, the Company, and Vicorp. In his petition, the plaintiff sought a court order nullifying both the transfer by Alta to the Company of Alta's shares of Vicorp stock and the

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES transfer by the Company to Alta of certain shares of the Company's stock, both of which transfers were carried out pursuant to the Share Exchange Agreement between the Company and Alta dated April 13, 1996. The plaintiff alleges that insufficient notice was given to him of a Vicorp shareholders' meeting at which a resolution approving the share exchange was adopted, and that consequently the defendants breached a duty of good faith towards him. The plaintiff seeks court orders annulling the two share transfers, and prohibiting Vicorp from acting on any instructions received from the Company. Subsequently, on August 19, 1996, Alta and Vicorp filed a counterclaim against the plaintiff, seeking damages incurred by each of them as a result of having to resist the plaintiff's efforts in Curacao to obtain nullification of the share transfer; Alta and Vicorp claim that the plaintiff's actions constitute violations of various agreements between him and them, as well as violations of the principles of good faith. The action has been fully briefed and argued and is awaiting decision by the Court. The Company has defenses and will vigorously defend.

     Daniel Gilbert Schultz v. Vicorp France S. A. et al. This action was initiated in the French Labor Court (the "Conseil de Prud'hommes") on March 7, 1996. The Plaintiff filed claims against both Vicorp France S.A. and Vicorp Asia Holding arising out of his employment relationships with companies in the Vicorp Group. The Company is not a party to this proceeding. The Plaintiff has alleged that the two defendants are liable to him, under provisions of French law, for damages for dismissal without real and serious cause, for damages for abusive indemnity, for dismissal indemnities, and for a paid vacation indemnity. A hearing is scheduled for March of 1997. Under the terms of the Share Exchange Agreement between the Company and Alta, Alta has agreed to indemnify the Company and Vicorp against any damages or liability imposed against Vicorp in connection with this action.

19.  EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

     The Company acquired BFD Productions, Inc. ("BFD") in October 1996 for approximately $1,500,000 in cash and approximately 275,000 shares of newly-issued common stock for a total purchase price of approximately $3,200,000 in exchange for all of the capital stock of BFD. The acquisition will be accounted for using the purchase method of accounting. BFD offers fully-automated enhanced services on a service bureau basis to individuals and corporations. BFD provides a wide range of Internet and telephony-based services primarily to software and technology companies and government and quasi-governmental agencies. The BFD offerings include a full range of fully-automated Internet access and related World Wide Web services, 800/900 numbers, and fax abilities, all of which run on the Company's UniPort product line. BFD has focused on selling fully-automated services to software and technology companies. Its success in the fully-automated help and hint industry is represented by a customer list that includes Sega of America, Sony Video Games, Activision, Electronic Arts, Spectrum Holobyte, Virgin Interactive, and more than 40 others.

     On September 30, 1996, the Company elected to change its year end from August 31 to December 31. The change will be effective January 1, 1997.

     On October 25, 1996, Russell I. Pillar resigned as the Company's President and Chief Executive Officer. On December 10, 1996, Mr. Pillar resigned from the Company's Board of Directors.

                                    PART III

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

     RICHARD T. LIEBHABER, 61, became the Chairman of the Board of the Company effective June 19, 1996 and has been a member of the Board of Directors since June 1995. From December 1985 to May 1995, Mr. Liebhaber was with MCI Telecommunications, Inc. where he most recently served as its Chief Strategy and Technology Officer, as a member of its Management Committee and its Board of Directors. He was the founding Chairman of Prodigy, an on-line computer service and served on that board for more than ten years. Mr. Liebhaber is also a Director of Geotek Communications, Alcatel Network Systems, U.S., Objective Communications Company and Scholz Design, Inc.

     RUSSELL I. PILLAR, 31, was President and Chief Executive Officer of the Company from December 20, 1992 to October 25, 1996 and was a member of the Company's Board of Directors from August 1992 until December, 1996. Mr. Pillar is a founding partner in Critical Mass, an investment partnership which provides strategic planning and related advisory services to emerging technology companies, and he served in such position with Critical Mass and its predecessor companies from October 1991 through December 1993. From April 1989 through October 1991 he served in a number of executive positions, most recently as President, with Japanese Critical Affiliates, Inc., an international merchant bank. In addition to his service as Director of the Company, Mr. Pillar is a Director of Silver King Communications, Inc. and Paracel, Inc. He also is a Director of Suncoast Ronald McDonald House, Inc. and is a Director of Emeritus of Eyecycle, Inc., two non-profit organizations.

     KWANG-I YU, PH.D., 46, joined the Company as a member of the Board of Directors in June 1994. Dr. Yu, who received a Ph.D. in Computer Science from the California Institute of Technology, is President of Paracel, Inc., a leader in the development of massively parallel computing systems. Prior to founding Paracel, Inc., Dr. Yu was a TRW Fellow and headed TRW's high-speed computing research and development effort.

     HECTOR ALCALDE, 63, joined the Company as a member of the Board of Directors in January 1994. In 1973, Mr. Alcalde founded the firm Alcalde & Fay, and government and public affairs consulting firm in Washington, D.C., and serves as its President and Chief Executive Officer. He has provided consulting services to numerous national and international organizations and has served on numerous public and corporate boards.

     BERT KOLDE, 42, was appointed to the Company's Board of Directors in June 1995. Mr. Kolde also has been a member of the Paul Allen Group since 1994. Prior to joining the Paul Allen Group, Mr. Kolde was the President of Asymetrix Corporation from 1993 to 1994. From 1985 to 1993, Mr. Kolde was Executive Vice President of Asymetrix. In addition, Mr. Kolde currently is Vice Chairman of the Portland Trail Blazers and is a Director of Asymetrix Corporation, MetaTools, Inc., and the Oregon Arena Corporation.

     IAN M. DALZIEL, 49, was appointed to the Company's Board of Directors in June of 1996. Since 1992, Mr. Dalziel has served as Chairman of the Board at C.S.I., Inc. In addition, since 1989 Mr. Dalziel has also served as a Director at Lepercq-Amcur Fund N.V. and as Chairman at Continental Assets Trust PLC. He also was a member of the European Parliament from 1979 to 1984.

EXECUTIVE OFFICERS

     The following is a list of the current senior executives of the Company who do not serve on the Board of Directors:

          WILLIEM HUISMAN, 61, became President and Chief Executive Officer of the Company during October 1996 and has been with the Company since April 1996. Prior to joining the Company, Mr. Huisman held several key positions at a wide variety of large corporations. Most recently, he was Chairman of the Board of Management at RAET N.N., a Dutch corporation specializing in automation and software. Other previous positions include Chairman and CEO at Philips Communication Systems Division; Chairman and CEO at Philips Defense and Control Systems Division, Executive Vice President at AT&T Philips Joint Venture; and Managing Director of Telecommunications Cables at NFK Cable.

          STEVEN H. GRANT, 36, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary joined the Company in July 1996. Prior to joining the Company, he served as Executive Vice President, Chief Financial/Administrative Officer and Treasurer for Silver King Communications, Inc. from 1992 to 1996. He also served as Director of Corporate Finance, Investor Relations and Assistant Treasurer at Home Shopping Network from 1989 to 1992. Mr. Grant is a Director of Silver King Communications, Inc.

          KENNETH M. CLINEBELL, 35, joined the Company in January 1994 and currently serves as Vice President of Finance and Controller. Prior to joining the Company, Mr. Clinebell spent five years at Kimmins Environmental Services Corp. of Tampa, where he held the position of Controller. Prior to Kimmins, Mr. Clinebell was with Laventhol and Horwarth, CPAs for five years where he held the position of Manager of the firm's audit and accounting division.

          GREG L. BALTZER, 30, joined the Company in November 1995 and currently serves as Executive Vice President. Prior to joining the Company, Mr. Baltzer spent eight years with Brite Voice Systems where he most recently held the position of Vice President and General Manager.

          TED L. GRIGGS, 29, joined the Company in August of 1994 through the acquisition of The Renaissance Group. He currently serves as the Company's Chief Technologist and is responsible for Precision Systems' technical direction. Prior to joining Precision Systems, Mr. Griggs was co-founder of The Renaissance Group and chief software developer of the first multi-thousand interactive voice response system.

ITEM 11 -- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table provides information on the compensation received by the former Chief Executive Officer ("CEO") and the four other highly compensated executive officers (the "Executive Officers") for the fiscal year ended August 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                  ANNUAL COMPENSATION                    AWARDS
                                         -------------------------------------   ----------------------
                                                                  OTHER ANNUAL   RESTRICTED                ALL OTHER
          NAME AND            FISCAL                              COMPENSATION     STOCK       OPTIONS/   COMPENSATION
     PRINCIPAL POSITION        YEAR      SALARY ($)   BONUS ($)       ($)        AWARD ($)       SARS         ($)
----------------------------- ------     ----------   ---------   ------------   ----------    --------   ------------
Russell I. Pillar............  1996        220,857     140,000           --        139,213(7)       --            --
  Former President and Chief   1995        166,846          --           --             --      45,000            --
  Executive Officer(1)         1994        127,626      30,000        7,296(2)          --     510,000            --
Michael T. Felix(4)..........  1996        149,882      63,000           --         52,203(8)       --            --
  Senior Vice President        1995        134,365          --           --             --      25,740            --
                               1994        113,847      19,500           --             --      75,000            --
John R. Hindman..............  1996        167,510      63,000           --         52,203(8)  100,000            --
  Senior Vice President and    1995        128,219          --           --             --      25,740            --
  Chief Operating              1994         88,588      19,500           --             --     105,000            --
  Officer(3)(4)
Alan R. Donahue(4)(5)........  1996        125,192          --       35,000(2)          --     100,000            --
  Senior Vice President        1995             --          --           --             --          --            --
                               1994             --          --           --             --          --            --
Kenneth M. Clinebell.........  1996         88,881      25,000           --             --           0            --
  Vice President(6)            1995         82,269      10,009           --             --      15,000            --
                               1994         46,712         330           --             --      25,700            --

---------------

(1) Mr. Pillar commenced employment with the Company in December 1993 and resigned during October, 1996.
(2) Represents relocation expense reimbursement.
(3) Mr. Hindman's employment commenced in October 1993. As a result, no information regarding compensation prior to such date is provided herein.
(4) Employment terminated during August 1996.
(5) Mr. Donahue's employment commenced in October 1995. As a result, no information regarding compensation prior to such date is provided herein.
(6) Mr. Clinebell's employment commenced in January 1996. As a result, no information regarding compensation prior to such date is provided herein.
(7) As of August 31, 1996, the restricted stock had a fair market value of $96,077. During October, 1996, Mr. Pillar resigned from the Company and, as a part of his severance agreement, all restricted stock grants were automatically advance vested.
(8) As of August 31, 1996, the restricted stock had a fair market value of $36,027. During August, 1996, Mr. Hindman and Mr. Felix resigned from the Company and, as a part of their severance agreements, all restricted stock grants were automatically advance vested.

     The following table summarizes stock options granted to the Executive Officers in fiscal 1996. The amount shown as potentially realizable values of these options are based on assumed annual rates of appreciation in the price of the Company's Common Stock of 5 and 10 percent over the terms of the options and are not intended to forecast future appreciation of the Company's stock price:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                                    PERCENT OF                                  ANNUAL RATES OF STOCK
                                                   TOTAL OPTIONS                                PRICE APPRECIATION FOR
                                                    GRANTED TO                                      OPTION TERM(3)
                                                   EMPLOYEES IN     EXERCISE OR    EXPIRATION   ----------------------
 NAME AND PRINCIPAL POSITION  OPTIONS GRANTED(1)    FISCAL YEAR    BASE PRICE(2)      DATE      5 PERCENT   10 PERCENT
----------------------------- ------------------   -------------   -------------   ----------   ---------   ----------
John R. Hindman..............       100,000             7.81%         $ 14.50        6/13/06    $ 911,000   $2,311,000
  Senior Vice President and
  Chief Operating Officer
Alan R. Donahue..............       100,000             7.81%         $ 14.25       11/23/05    $ 897,000   $2,271,000
  Senior Vice President

---------------

(1) Under the terms of the Employee Stock Option and Restricted Option Plan, the Compensation and Benefits Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice such options.
(2) Options were granted at an exercise price equal to the closing price of the Common Stock on the date prior to the date of grant.
(3) Potential realizable value is based on fair market value of stock on grant date compounded annually at the rates shown in column heading, for option term, less total exercise price. These rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent an estimate or projection of future prices for the Company's Common Stock.

     The following table summarizes the net value realized on the exercise of options in fiscal 1996, and the value of outstanding options as of August 31, 1996 for the named Executive Officers:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                                                 VALUE OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                                                                OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END(1)
                             SHARES ACQUIRED   VALUE REALIZED   ---------------------------   ---------------------------
           NAME              ON EXERCISE(#)         ($)         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------  ---------------   --------------   -----------   -------------   -----------   -------------
Russell I. Pillar..........           --                --        585,228         18,403      $ 2,425,022     $ 112,718
Michael T. Felix...........      105,900           470,283              0              0      $         0     $       0
John R. Hindman............           --                --        136,700         99,922      $   423,125     $  69,022
Alan R. Donahue............           --                --         20,000         80,000      $         0     $       0
Kenneth M. Clinebell.......           --                --         18,700         23,865      $    53,775     $  82,673

---------------

(1) Difference between the fair market value of the underlying Common Stock and the exercise price, for in-the-money options, on August 31, 1996.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended August 31, 1996, the Compensation Committee for the Company was comprised of Kwang-I Yu (serving as Chairman of the Committee), Richard T. Liebhaber and Hector Alcalde. Russell I. Pillar serves as a Director of Paracel, Inc.

                      COMPENSATION AND BENEFITS COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

     The Compensation and Benefits Committee of the Board of Directors (the "Committee") is responsible for reviewing and approving the compensation and severance arrangements for each of the Company's executive officers and the individual managers reporting directly to the Chief Executive Officer and for granting shares of restricted stock and options to purchase shares of Common Stock under the Company's Employee Stock Option and Restricted Stock Option Plan (the "Employee Plan"). The goal of the Committee is to maintain executive compensation programs and policies which enable the Company to attract and retain the services of highly-qualified executives. Awards of incentive compensation in the form of discretionary cash bonuses and periodic grants of stock options and/or restricted stock grants are designed to reward and incentivize individual initiative and achievement.

SALARY

     In 1992 the Company undertook to establish a salary program in connection with William M. Mercer, Inc., a compensation consulting firm. They reviewed salary practices of various industry groups in the local Tampa/St. Petersburg market, the southeastern region and nationally. In addition, in July 1995, the Committee updated such study with additional work by Pearl Meyer Associates which explored industry comparables in depth. Based on these studies, the Company established a salary grade matrix which includes matrices for merit and promotional increases which were set at the median compensation amounts identified in the study. Salaries paid to executive officers are based upon the Committee's subjective assessment of the nature of the position, individual and corporate performance, individual experience and expertise, attainment of specific performance-related targets, and Company tenure of the executive. All salary recommendations of the individuals reporting directly to the Chief Executive Officer are presented by the Chief Executive Officer to the Committee, which is responsible for approving or disapproving those recommendations.

INCENTIVE BONUS

     Near the beginning of each fiscal year, the Board asks the Chief Executive Officer to submit to the Committee a strategic and tactical plan for the coming fiscal year. Following each fiscal year, the Chief Executive Officer develops individual bonus recommendations for executives based upon the Chief Executive Officer's evaluation of each executive's contribution to the Company. No specific formula is used; however, the Chief Executive Officer and the Committee review factors which may include achieving specific objectives developed by the executive and the Chief Executive Officer relating to achievement of budgeted goals of revenue, profitability, new product development, cost containment, new customer development, and other similar factors. Such factors are linked to specific performance related targets and given specific weight.

     In January 1996, the Committee adopted a bonus plan for fiscal year linking targeted bonus amounts, determined as a percentage (ranging from 30% to 100%) of base salary, to the achievement of certain corporate objectives with a portion of each executive's targeted bonus allocable to achievement of the specific objectives. For fiscal 1996, these objectives included the achievement of certain financial, tactical and strategic goals including targeted revenue growth, increased cash flow and net income, new product development and improved realization on marketing efforts. Certain of such goals were achieved by the Company in fiscal 1996; however, due to the Company's failure to meet a number of financial goals, the Committee declined to award bonuses associated with those goals and reduced by approximately 50% the targeted bonuses payable under the Company's incentive bonus program for all other goals. The Committee determined on a subjective basis to increase or decrease the bonus amounts paid with respect to the goals achieved by the Company and in certain cases no bonuses were granted.

STOCK OPTIONS AND RESTRICTED STOCK

     The Committee is authorized to grant incentive and non-qualified stock options, as well as shares of restricted stock, to key employees of the Company, including executives. Such grants are intended to provide additional long-term incentive to key employees. No specific formula is used to determine grants made to any particular person (including executives); however, grants are based generally on factors such as the length of employment, promotion, contribution toward Company performance, and expected contribution toward meeting long-term strategic goals of the Company, together with a review of outstanding options or restricted stock grants. The Company has adopted guidelines regarding appropriate stock option grants for employees. Option grants typically vest over a five-year period and expire at the end of ten years. The number of stock options granted during fiscal year 1996 to executive officers other than the Chief Executive Officer was based upon the recommendation of the Chief Executive Officer's subjective evaluation of the contribution of such officers to the Company during the fiscal year. The number of stock options granted during fiscal 1996 to the Chief Executive Officer was based on the recommendation of the Compensation Committee after consideration of the Chief Executive Officer's base salary and the Compensation Committee's subjective evaluation of the contribution of the Chief Executive Officer to the Company during the fiscal year. During fiscal 1996, Russell I. Pillar, former Chief Executive Officer ("Former CEO"), was granted 15,686 shares of restricted stock. Additionally John
R. Hindman and Michael T. Felix were each granted 5,882 shares of restricted stock.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     Compensation of the Former CEO was determined based on negotiations by the Former CEO and the Compensation Committee and ratified by the Board of Directors. The Chairman of the Board and the Compensation Committee considered the compensation studies, among other factors, as a basis for determining the CEO's compensation package. The Former CEO was also eligible for the payment of a discretionary annual bonus for achieving revenue and other performance criteria.

     For fiscal 1996, the Former CEO was paid a bonus at a reduced level consistent with the methodology described above in an amount equal to approximately 15% of his base salary. The Committee determined that while the Company achieved certain financial, strategic and tactical goals identified for the fiscal year, the overall performance of the Company did not warrant the payment of the Former CEO's targeted bonus amount of 100% of base salary. (No options were granted to the Former CEO during fiscal 1996.) Following the end of the fiscal year, Mr. Pillar resigned as CEO of the Company and Willem Huisman was named the Current Chief Executive Officer. For fiscal 1996, the Current CEO's compensation was determined in a manner similar to that of the Former CEO. During fiscal 1996, the Current CEO was granted 100,000 options to purchase the Company's Common Stock at an exercise price of $11.50 per share. No restricted stock was granted to the Current CEO during fiscal 1996.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

     Section 162(m) of the Internal Revenue code, enacted in 1993, generally disallows tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and four other most highly compensation Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Committee intends to consider the provisions of Section 162(m) in connection with the performance-based portion of the compensation of its executives (which currently consists of stock option grants, restricted stock grants, and annual bonuses described above); however, the Committee does not necessarily intend to structure compensation to its executives to avoid disallowance of any tax deductions in the future in light of the Company's current net operating losses and the necessity to meet all of the requirements imposed by Section 162(m) and the proposed regulations thereunder for compensation fully to be deductible for federal income tax purposes.

                                    Members of the Compensation and Benefits
                                    Committee

                                    Kwang-I Yu, Chairman
                                    Richard T. Liebhaber
                                    Hector Alcalde

STOCK PERFORMANCE

     The following information compares the Company's cumulative stockholder return on its Common Stock since its spin off from Home Shopping Network, Inc. on July 31, 1992, through August 31, 1996, with the return on the NASDAQ Market Index, the S&P 500 Index, and the S&P High Technology Composite Index. To date, no dividends have been paid with respect to the Common Stock of the Company.


                              [PERFORMANCE GRAPH]

                                                                    NASDAQ
      Measurement Period           Precision     NASDAQ Stock    Computer In-
    (Fiscal Year Covered)        Systems, Inc.       Index            dex
7/31/92                                 100.00          100.00          100.00
8/31/92                                  35.00           96.94           96.06
8/31/93                                 215.00          127.89          110.51
8/31/94                                 122.50          133.11          115.18
8/31/95                                 285.00          179.26          202.26
8/31/96                                 245.00          202.13          241.54

COMPENSATION OF DIRECTORS

     The Company pays an annual fee of $10,000 ($2,500 per quarter) to each director not employed as an officer of the Company. It also pays each director not employed as an officer of the Company $1,000 for each meeting of the Board of Directors which he or she attends in person or $500 for each telephonic meeting, plus reimbursement for all reasonable expenses incurred by such director in connection with his or her attendance at any meeting of the Board of Directors. Furthermore, the Company pays each member of a committee of the Board of Directors not employed by the Company as an officer $1,000 for each meeting of a committee of the Board of Directors which he or she attends in person, or $500 for each telephonic meeting, plus reimbursement for any expenses incurred in connection with his or her attendance at any committee meeting. The outside directors of the Company also participate in the Stock Option Plan for Outside Directors (the "Directors' Plan") pursuant to which each outside director has been granted an option to purchase 25,000 shares of Common Stock. During fiscal year 1996 Richard T. Liebhaber was granted an option to purchase 50,000 shares at an exercise price of $14.50.

     Under the Directors' Plan, options to purchase up to 500,000 shares of Common Stock may be granted to directors who are not employees of the Company. The Directors' Plan provides that each director who is not a full-time employee of the Company shall automatically be granted an initial option to purchase 25,000 shares of Common Stock. A Tenure Option to purchase an additional 25,000 shares of Common Stock is automatically granted to a director who is not an employee of the Company and who has served one full year as a director. The exercise price for options issued under the Directors' Plan is to be equal to the fair market value of Common Stock on the date prior to the date of grant, or in the case of options granted as of July 31,

1992, the average of the last sale prices for the ten trading days immediately following July 31, 1992. The closing price for the Company's Common Stock on July 31, 1992 was $2.50 per share.

     Options granted under the Directors' Plan are subject to the terms of a stock option agreement and vest and become exercisable equally over three years beginning on the date of grant for the initial option. The Tenure Option vests over a five year period. All options expire five years from the date of grant. Options granted under the Directors' Plan expire 90 days after the resignation of a director from the Board of Directors. The number of shares issuable under the Directors' Plan and the exercise price for options granted under the Directors' Plan are subject to adjustment as the result of stock splits, stock dividends, recapitalization or mergers or other similar changes affecting the number of outstanding shares of Common Stock. No options may be granted under the Directors' Plan after the tenth anniversary of its adoption.

     In connection with their resignations from the Company, Russell I. Pillar, John R. Hindman, and Michael T. Felix were provided severance agreements. Mr. Pillar received a lump sum payment of one year's salary ($230,000), a six-month consulting agreement for $19,167 per month and the right to reimbursement of health insurance premiums for up to one year post employment. Mr. Hindman was provided a lump sum payment of $50,000 and a six-month consulting agreement for $14,583 per month. Mr. Felix was provided a three-month consulting agreement for $12,500 per month. Additionally, Mr. Pillar, Mr. Hindman and Mr. Felix received automatic advance vesting on fiscal 1996 restricted stock grants. See "Compensation and Benefits Committee Report on Executive Compensation."

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and accompanying footnotes set forth information concerning ownership of the Company's Common Stock as of December 5, 1996. The table also shows information concerning beneficial ownership by all directors and nominees, by each of the current executive officers named in the Summary Compensation Table (the "Summary Compensation Table") that follows and by all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shares voting power or investment power and also any shares which the individual has the right to acquire within sixty days of November 30, 1996, though exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table (see next page).

                     TABLE OF SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

                              NAME                                NUMBER OF SHARES   PERCENT OF CLASS
----------------------------------------------------------------  ----------------   ----------------
Alta Investissments SA..........................................      2,808,427            15.26
  8 Boulevard Emmanuel Servais
  L-2535 Luxembourg
Vulcan Ventures Incorporated....................................      2,750,000            14.94
  110-110th Avenue NE, Suite 530
  Bellevue, Washington 98004
RMS Limited Partnership(1)......................................      2,415,945            13.12
  50 West Liberty Street, Suite 650
  Reno, Nevada 89501
Willem Huisman(2)...............................................         50,000           *
Russell I. Pillar...............................................        612,631             3.33
Hector Alcalde(3)...............................................         35,000           *
Bert Kolde(4)...................................................         21,666           *
Richard T. Liebhaber(5).........................................         31,666           *
Kwang-I Yu(6)...................................................         30,000           *
Ian M. Dalziel(7)...............................................          8,333           *
Greg L. Baltzer(8)..............................................         26,000           *
Steven H. Grant(9)..............................................         20,001           *
Kenneth M. Clinebell(10)........................................         18,700           *
Ted Griggs(11)..................................................        434,900             2.36
All officers and directors as a group (eleven persons)..........      1,288,897             7.00

     The following table sets forth information relating to the beneficial ownership of the Company's Series A Preferred Stock:

                              NAME                            NUMBER OF SHARES   PERCENT OF CLASS
    --------------------------------------------------------  ----------------   ----------------
    RMS Limited Partnership.................................         10,000            100.0
      50 West Liberty Street, Suite 650
      Reno, Nevada 89501

---------------

   * Represents less than 1 percent
 (1) RMS Limited Partnership is a limited partnership organized under the laws of the State of Nevada, the managing general partner of which is Crystal Diamond, Inc. Roy M. Speer is the sole stockholder of Crystal Diamond, Inc., and the non-managing general partner of RMS Limited Partnership. Richard W. Baker, as trustee under an InterVivos Trust agreement dated January 1, 1967, with Roy M. Speer, is a limited partner of RMS Limited Partnership. All or any portion of Series A Preferred Stock may be converted at any time, into shares of Common Stock at a conversion price of $4.76 per share. The shares of Series A Preferred Stock may be converted into 1,218,487 shares of Common Stock or approximately 6.2 percent of the class. Assuming conversion of all the outstanding shares of Series A Preferred Stock, RMS Limited Partnership would own 3,634,432 shares, representing approximately 18.5 percent of the class. Mr. Speer and Crystal Diamond, Inc. share beneficial ownership of the Common Stock and Series A Preferred Stock held by RMS Limited Partnership. Does not include 17,213 shares of Common Stock held by Richard W. Baker, individually and as trustee for certain irrevocable trusts established for the benefit of certain members of Roy M. Speer's family.
 (2) Does not include non-vested option to purchase 175,000 shares pursuant to the Company's Employee Stock Option and Restricted Stock Plan.
 (3) Does not include non-vested options to purchase 15,000 shares of Common Stock granted pursuant to the Company's Stock Option Plan for Outside Directors.
 (4) Does not include non-vested options to purchase 28,334 shares of Common Stock granted pursuant to the Company's Stock Option Plan for Outside Directors.
 (5) Does not include non-vested options to purchase 28,334 shares of Common Stock granted pursuant to the Company's Stock Option Plan for Outside Directors and 40,000 shares of Common Stock granted pursuant to the Company's Employee Stock Option and Restricted Stock Plan.
 (6) Does not include non-vested options to purchase 20,000 shares of Common Stock granted pursuant to the Company's Stock Option Plan for Outside Directors.
 (7) Does not include non-vested options to purchase 16,667 shares of Common Stock granted pursuant to the Company's Stock Option Plan for Outside Directors.
 (8) Does not include non-vested options to purchase 66,280 shares of Common Stock granted pursuant to the Company's Employee Stock Option and Restricted Stock Plan.
 (9) Does not include non-vested options to purchase 82,591 shares of Common Stock granted pursuant to the Company's Employee Stock Option and Restricted Stock Plan.
(10) Does not include non-vested options to purchase 23,865 shares of Common Stock granted pursuant to the Company's Employee Stock Option and Restricted Stock Plan.
(11) Does not include non-vested options to purchase 56,373 shares pursuant to the Company's Employee Stock Option and Restricted Stock Plan.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers, and persons who own more than 10 percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASD. Such persons are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports which they file.

     Based solely on its review of the copies of such forms received by it with respect to fiscal 1996 or written representation from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers, and persons who own more than 10 percent of the Company's Common Stock has been complied with.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During December, 1996, the Company prepaid $450,000 of the note payable with Alta (originally due in January, 1997). The prepayment was made in exchange for the abatement of interest associated with the prepayment amount.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Report

        (1) Financial statements
            Independent Auditors' Report -- Deloitte & Touche LLP
            Independent Auditors' Report -- Coopers & Lybrand N.V.
            Consolidated Balance Sheets as of August 31, 1996 and 1995 Consolidated Statements of Operations for the years ended August 31,
              1996, 1995, and 1994
            Consolidated Statements of Stockholders' Equity for the years ended
              August 31, 1996, 1995, and 1994
            Consolidated Statements of Cash Flows for the years ended August 31,
              1996, 1995, and 1994
            Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules

SCHEDULE                                                          PAGE
 NUMBER                                                          NUMBER
--------                                                         ------
II         Valuation and Qualifying Accounts....................   S-1

     The report of the Company's independent auditors with respect to the above listed financial statement schedules appears on page 56 hereof.

     All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

        (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER
------
  2.0   --   Merger Agreement and Plan of Reorganization between the Registrant and The
             Renaissance Group filed in Exhibit 99.1 to the Company's Form 8-K, as amended, is incorporated herein by reference
  2.1   --   Share Exchange Agreement between the Registrant and Alta Investissements S.A. filed in Exhibit 99.1 to the Company's Form 8-K, as amended, is incorporated herein by reference
  3.1   --   Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the
             Company's Registration Statement on Form 10, as amended, is incorporated herein by reference
  3.2   --   Restated bylaws of the Registrant filed as Exhibit 3.2 to the Company's
             Registration Statement on Form 10, as amended, is incorporated herein by reference
   21   --   Subsidiaries of the Registrant
   22   --   Proxy Statement of the Registrant dated June 13, 1996 is incorporated herein by reference
   27   --   Financial Data Schedule (for SEC use only)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

December 11, 1996

                                          PRECISION SYSTEMS, INC.

                                          By:  /s/ STEVEN H. GRANT
                                             -----------------------------------
                                             Steven H. Grant
                                             Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON DECEMBER 11, 1996.

          /s/ RICHARD T. LIEBHABER               Chairman of the Board and Director
---------------------------------------------
            Richard T. Liebhaber

             /s/ STEVEN H. GRANT                 Chief Financial Officer
---------------------------------------------
               Steven H. Grant

          /s/ KENNETH M. CLINEBELL               Vice President and Controller
---------------------------------------------    (Principal Accounting Officer)
            Kenneth M. Clinebell

               /s/ KWANG-I YU                    Director
---------------------------------------------
                 Kwang-I Yu

              /s/ HECTOR ALCADE                  Director
---------------------------------------------
                Hector Alcade

               /s/ BERT KOLDE                    Director
---------------------------------------------
                 Bert Kolde

               /s/ IAN DALZIEL                   Director
---------------------------------------------
                 Ian Dalziel

INDEPENDENT AUDITORS' REPORT

Board of Directors
Precision Systems, Inc.

We have audited the consolidated financial statements of Precision Systems, Inc. and subsidiaries (the "Company") as of August 31, 1996 and 1995, and for each of the three years in the period ended August 31, 1996, and have issued our report thereon dated October 31, 1996; such consolidated financial statements are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company as of August 31, 1996 and 1995, listed in Item 14, and for each of the three years in the period ended August 31, 1996. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the consolidated financial statements of Vicorp N.V. (a consolidated subsidiary), which statements reflect total assets constituting 41 percent of consolidated total assets as of August 31, 1996, and total revenues constituting 42 percent of consolidated total revenues for the year ended August 31, 1996. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vicorp N.V., is based solely on the report of such other auditors. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Tampa, Florida
October 31, 1996

                                                                     SCHEDULE II

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT    CHARGED TO      CHARGED                    BALANCE AT
                                       BEGINNING     COSTS AND       TO OTHER                     END OF
             DESCRIPTION               OF PERIOD      EXPENSES       ACCOUNTS   DEDUCTIONS(1)     PERIOD
-------------------------------------  ----------   ------------     --------   -------------   ----------
Allowance for Doubtful Accounts
  Year ended August 31, 1996.........   $ 153,561    $ 1,196,412     $     --     $ (96,626)    $1,253,347
  Year ended August 31, 1995.........      37,335        116,226(1)        --            --        153,561
  Year ended August 31, 1994.........          --         37,335(1)        --            --         37,335
Obsolescence reserve
  Year ended August 31, 1996.........   $      --    $        --     $     --     $      --     $       --
  Year ended August 31, 1995.........     885,002             --           --            --             --
  Year ended August 31, 1994.........          --        885,002           --            --        885,002

---------------

(1) Represents write-off of uncollectible accounts.