Form 10-Q
period 1996-11-30
PRECISION SYSTEMS INC
filed 1997-01-14
CIK 886074

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO ____________________

                         COMMISSION FILE NO. 000-20068

                            PRECISION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        41-1425909
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .  No     .
                                              ------     -----

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of the latest practicable date.

         Total number of shares of outstanding capital stock as of January 13, 1997:

         Common Stock . . . . . . . . . . . . . . . . . . . . . . .  17,667,393
         Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . .  10,000

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            PRECISION SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                               Three months ended November 30,
                                                                            ------------------------------------
                                                                                   1996                 1995
                                                                            ----------------     ---------------
REVENUE
    Contract  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       1,585,221    $     2,938,616
    Service and support   . . . . . . . . . . . . . . . . . . . . . . . .           4,671,159          1,320,335
    License fee   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,330,600              -
                                                                            -----------------    ---------------
                                                                                    7,586,980          4,258,951

COSTS AND EXPENSES
    Contract  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,051,379          1,862,087
    Selling, general, and administrative  . . . . . . . . . . . . . . . .           7,501,846          2,434,825
    Research, engineering and development   . . . . . . . . . . . . . . .           1,363,872            828,796
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . .           1,841,076            571,836
                                                                            -----------------    ---------------
                                                                                   11,758,173          5,697,544
                                                                            -----------------    ---------------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,171,193)        (1,438,593)
Unrealized holding gain on marketable equity securities . . . . . . . . .               -                891,196
Interest income (expense), net  . . . . . . . . . . . . . . . . . . . . .            (144,190)            57,978
                                                                            -----------------    ---------------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . . . .          (4,315,383)          (489,419)
Income taxes expense  . . . . . . . . . . . . . . . . . . . . . . . . . .               -                  -
                                                                            -----------------    ---------------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,315,383)          (489,419)
Preferred stock dividend requirements . . . . . . . . . . . . . . . . . .              86,762             86,762
                                                                            -----------------    ---------------
Net loss applicable to common stock . . . . . . . . . . . . . . . . . . .   $      (4,402,145)   $      (576,181)
                                                                            =================    ===============

EARNINGS (LOSS) PER SHARE:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $            (.25)   $          (.04)
                                                                            =================    ===============
    Net loss applicable to common stock   . . . . . . . . . . . . . . . .   $            (.25)   $          (.04)
                                                                            =================    ===============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PRECISION SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            November 30,        August 31,
                                                                                1996               1996
                                                                           --------------     ---------------
                                  ASSETS                                     (unaudited)
CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    4,820,409    $    12,174,250
   Billed and unbilled accounts receivable  . . . . . . . . . . . . . . .        9,709,101          9,536,321
   Supplies and other current assets  . . . . . . . . . . . . . . . . . .        1,309,845          1,491,020
                                                                            --------------    ---------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .       15,839,355         23,201,591

Property, Plant and Equipment, Net  . . . . . . . . . . . . . . . . . . .        8,922,819          8,518,542
INTANGIBLE ASSETS, NET  . . . . . . . . . . . . . . . . . . . . . . . . .       18,718,993         15,837,213
                                                                            --------------    ---------------
                                                                            $   43,481,167    $    47,557,346
                                                                            ==============    ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . .   $    2,405,190    $     2,845,598
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,212,354          3,295,066
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,299,107          8,176,301
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .           99,772             99,772
   Billings in excess of costs and earnings on uncompleted contracts  . .        2,408,399          2,896,178
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,991,918          2,114,896
                                                                            --------------    ---------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .       17,416,740         19,427,811
                                                                            --------------    ---------------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          611,093            280,727

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Non-redeemable preferred stock -- $.01 par value; Series A
      6 percent Cumulative Convertible Preferred Stock; convertible at
      $4.76 per share, authorized 50,000 shares, issued and outstanding
      10,000 shares; liquidation preference $5,800,000  . . . . . . . . .              100                100
   Common stock -- $.01 par value; authorized 30,000,000 shares,
      issued 17,667,393 and 17,266,382 shares, respectively . . . . . . .          176,673            172,667
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .      108,614,645        106,884,212
   Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (84,083,957)       (79,768,574)
   Treasury stock (132,937 shares) -- at cost . . . . . . . . . . . . . .         (422,360)          (422,360)
   Accumulated preferred stock dividend . . . . . . . . . . . . . . . . .        1,033,318            946,556
   Cumulative foreign currency translation adjustment . . . . . . . . . .          396,493            355,416
   Unearned compensation  . . . . . . . . . . . . . . . . . . . . . . . .         (261,578)          (319,209)
                                                                            --------------    ---------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .       25,453,334         27,848,808
                                                                            --------------    ---------------
                                                                            $   43,481,167    $    47,557,346
                                                                            ==============    ===============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PRECISION SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Three months ended November 30,
                                                                            ---------------------------------
                                                                                  1996               1995
                                                                            --------------    ---------------
Cash flows - operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (4,315,383)   $      (489,419)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .        1,841,076            571,836
      Amortization of unearned compensation . . . . . . . . . . . . . . .           57,631              -
      Unrealized gain on marketable equity securities . . . . . . . . . .            -               (891,196)
      Purchase of marketable equity services  . . . . . . . . . . . . . .            -             (7,296,054)
      Change in current assets and liabilities, net of business
         acquisitions:
         Decrease in accounts receivable  . . . . . . . . . . . . . . . .          434,441            382,801
         (Increase) decrease in supplies and other current assets . . . .          218,172           (339,800)
         Increase (decrease) in accounts payable  . . . . . . . . . . . .       (1,043,518)           246,317
         Decrease in accrued expenses . . . . . . . . . . . . . . . . . .       (1,239,860)          (147,110)
         Decrease in billings in excess of earnings on uncompleted
            contracts . . . . . . . . . . . . . . . . . . . . . . . . . .         (487,779)              -
         Decrease in deferred revenue . . . . . . . . . . . . . . . . . .         (122,978)          (320,695)
                                                                            --------------    ---------------

            NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . .       (4,658,198)        (8,283,320)
                                                                            --------------    ---------------
Cash flows - investing activities:
   Purchase of property, plant and equipment  . . . . . . . . . . . . . .         (700,117)          (376,105)
   Purchase of consolidated subsidiary, net of cash acquired  . . . . . .       (1,447,466)             -
                                                                            --------------    ---------------
      NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . .       (2,147,583)          (376,105)
                                                                            --------------    ---------------
Cash flows - financing activities:
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . .          165,368          8,968,096
   Repayments on debt outstanding . . . . . . . . . . . . . . . . . . . .         (713,428)             -
                                                                            --------------    ---------------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . . .         (548,060)         8,968,096
                                                                            --------------    ---------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . .       (7,353,841)           308,671

Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . .       12,174,250          7,702,535
                                                                            --------------    ---------------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . .   $    4,820,409    $     8,011,206
                                                                            ==============    ===============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PRECISION SYSTEMS, INC.

            CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

                                  Non-                                                                              Cumulative
                               Redeemable    Common                                                                  Foreign
                               Preferred     Stock     Additional                                   Accumulated      Currency
                               Stock $.01   $.01 Par    Paid-in                        Treasury      Preferred      Translation
                               Par Value     Value      Capital        Deficit          Stock        Dividends      Adjustment
                              -----------   --------   ----------      -------------    ----------  ------------   --------------
 BALANCE AT
    SEPTEMBER 1, 1996  . . .  $    100   $ 172,667    $ 106,884,212    $ (79,768,574)   $(422,360)   $  946,556     $ 355,416

 Issuance of common stock
    upon acquisition of
    BFD Productions  . . . .        -        2,723        1,653,110               -            -             -             -

 Issuance of common stock
    upon exercise of stock
    options  . . . . . . . .        -        1,283          164,085               -            -             -             -

 Net loss for the three
    months ended
    November 30, 1996  . . .        -           -                -        (4,315,383)          -             -             -

 Foreign currency
    translation adjustment .        -           -                -                -            -             -         41,077


 Amortization of unearned
    compensation . . . . . .        -           -                -                -            -             -             -

 Dividends on preferred
    stock  . . . . . . . . .        -           -           (86,762)              -            -         86,762            -
                              --------   ---------    -------------    -------------    ---------    ----------    ----------
BALANCE AT
    NOVEMBER 30, 1996  . . .  $    100   $ 176,673    $ 108,614,645    $ (84,083,957)   $(422,360)   $1,033,318    $  396,493
                              ========   =========    =============    =============    =========    ==========    ==========



                                 Unearned
                               Compensation        Total
                              -------------      -------------
 BALANCE AT
    SEPTEMBER 1, 1996  . . .  $  (319,209)       $  27,848,808

 Issuance of common stock
    upon acquisition of
    BFD Productions  . . . .          -              1,655,833

 Issuance of common stock
    upon exercise of stock
    options  . . . . . . . .          -                165,368

 Net loss for the three
    months ended
    November 30, 1996  . . .          -             (4,315,383)

 Foreign currency
    translation adjustment .          -                 41,077

 Amortization of unearned
    compensation . . . . . .       57,631               57,631

 Dividends on preferred
    stock  . . . . . . . . .          -                     -
                              -----------        -------------
 BALANCE AT
    NOVEMBER 30, 1996  . . .  $  (261,578)       $  25,453,334
                              ===========        =============







  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PRECISION SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The interim condensed consolidated financial statements of Precision Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal years ended August 31, 1996 and 1995.

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

NOTE 2 - LOSS PER COMMON SHARE

         Loss per common share for the three months ended November 30, 1996 and 1995, have been computed based upon the weighted average common shares outstanding of 17,396,836 and 13,646,982, respectively. The loss per share calculation does not include common stock equivalents as their inclusion would be anti-dilutive.

NOTE 3 - INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                           November 30,           August 31,
                                                                                1996               1996
                                                                         ------------------ -----------------
                                                                              (unaudited)
         Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . $      23,911,582   $     20,316,703
         Developed technology value  . . . . . . . . . . . . . . . . . .         3,090,000          3,090,000
         Assembled work force value  . . . . . . . . . . . . . . . . . .           890,000            890,000
         Software licenses . . . . . . . . . . . . . . . . . . . . . . .           312,443            312,443
                                                                         -----------------   ----------------
                                                                                28,204,025         24,609,146
         Less accumulated amortization . . . . . . . . . . . . . . . . .         9,485,032          8,771,933
                                                                         -----------------   ---------------
                                                                         $      18,718,993   $     15,837,213
                                                                         =================   ================


                            PRECISION SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                            November 30,        August 31,
                                                                                1996               1996
                                                                         ----------------    -----------------
                                                                           (unaudited)
         Note payable to shareholder, interest at 6 percent,
           unsecured and due January 1997  . . . . . . . . . . . . . . . $         698,127   $      1,148,127

         Note payable, interest at 5 percent, and due
           February 1997   . . . . . . . . . . . . . . . . . . . . . . .         1,269,475          1,269,475

         Capital lease obligations, interest rates varying from 6
           percent to 12 percent; collateralized by certain assets . . .         1,048,681            708,723
                                                                         -----------------   ----------------
                                                                                 3,016,283          3,126,325
         Less current portion  . . . . . . . . . . . . . . . . . . . . .        (2,405,190)        (2,845,598)
                                                                         -----------------   ----------------
                                                                         $         611,093   $        280,727
                                                                         =================   ================

NOTE 5 - BUSINESS ACQUISITIONS

         The Company acquired substantially all of the capital stock of Vicorp, N.V. ("Vicorp") in April 1996 by issuing 3,135,467 shares of newly issued common stock. In addition, the Company assumed certain outstanding obligations of Vicorp and converted options issued to Vicorp employees into options to purchase the Company's stock.

         Vicorp shareholders received 29.46 shares of the Company's common stock for each share of Vicorp stock they owned. The discounted exchange value of the shares issued to Vicorp holders and the value of options issued to Vicorp employees, together with an agreement to pay certain obligations of Vicorp, equaled approximately $31,000,000. The agreement includes a lock-up provision and a right of first refusal back to the Company on certain shares of the Company' stock that, as a result of this transaction, will be held by certain current Vicorp shareholders. The acquisition was accounted for by the purchase method of accounting. The purchase price of $32,434,985 was comprised of Company Common Stock valued at $29,521,577, Company stock options with in-the-money value of $1,469,321, and other direct acquisition costs totaling $1,444,087.

                            PRECISION SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The preliminary purchase price allocation among the assets acquired and liabilities assumed in the acquisition of Vicorp are as follows:

         Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       4,403,000
         Accounts receivable . . . . . . . . . . . . . . . . . . . . . .        10,766,000
         Other current assets  . . . . . . . . . . . . . . . . . . . . .           846,000
                                                                         -----------------
              Total current assets . . . . . . . . . . . . . . . . . . .        16,015,000
                                                                         -----------------
         Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .         5,367,000
         Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .         6,514,000
         Other current liabilities . . . . . . . . . . . . . . . . . . .         5,240,000
                                                                         -----------------
              Total current liabilities  . . . . . . . . . . . . . . . .        17,121,000
                                                                         -----------------
              Net current liabilities  . . . . . . . . . . . . . . . . .        (1,106,000)
                                                                         -----------------
         Long-term assets  . . . . . . . . . . . . . . . . . . . . . . .         5,386,000
         Long-term liabilities . . . . . . . . . . . . . . . . . . . . .        (3,749,000)
         Developed technology value  . . . . . . . . . . . . . . . . . .         3,090,000
         Assembled work force value  . . . . . . . . . . . . . . . . . .           890,000
         Purchased research and development  . . . . . . . . . . . . . .        19,500,000
         Residual goodwill . . . . . . . . . . . . . . . . . . . . . . .         8,423,985
                                                                         -----------------
              Total purchase price . . . . . . . . . . . . . . . . . . . $      32,434,985
                                                                         =================

         On October 2, 1996, the Company acquired BFD Productions, Inc. ("BFD"), a Nevada corporation. In the transaction, the Company paid $1,500,000 in cash and issued approximately 275,000 shares of Common Stock for all the issued and outstanding stock of BFD. The acquisition was accounted for using the purchase method of accounting. This purchase price of $3,394,749 was comprised of $1,500,000 in cash, Company common stock valued at $1,655,833, and other direct acquisition costs totaling $238,916.

         The preliminary purchase price allocation among the assets acquired and liabilities assumed in the acquisition of BFD are as follows:

       Current assets  . . . . . . . . . . . . . . . . . . . . . . . .   $         697,000
       Current liabilities . . . . . . . . . . . . . . . . . . . . . .           1,392,000
                                                                         -----------------
            Net current liabilities  . . . . . . . . . . . . . . . . .            (695,000)
                                                                         -----------------
       Long-term assets  . . . . . . . . . . . . . . . . . . . . . . .             832,000
       Long-term liabilities . . . . . . . . . . . . . . . . . . . . .             337,000
       Residual goodwill . . . . . . . . . . . . . . . . . . . . . . .           3,594,749
                                                                         -----------------
            Total purchase price . . . . . . . . . . . . . . . . . . .   $       3,394,749
                                                                         =================


                            PRECISION SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The following unaudited pro-forma summary presents the Company's results of operations as if the BFD acquisition had occurred at the beginning of the periods presented. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results that may occur in the future. This method of combining the companies is for the presentation of unaudited pro-forma summary results of operations. Actual statements of operations of the Company and of BFD were combined from the effective date of the acquisition forward, with no retroactive restatement.

                                                                                Pro-Forma             Pro-Forma
                                                                                Unaudited             Unaudited
                                                                              Three Months           Three Months
                                                                                  Ended                  Ended
                                                                              November 30,           November 30,
                                                                                  1996                   1995
                                                                           ------------------     ------------------
           Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       7,844,487      $       5,012,677
                                                                           ==================     ==================
           Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . $      (4,358,583)     $        (539,893)
                                                                           ==================     ==================
           Net loss per common share . . . . . . . . . . . . . . . . . . . $            (.25)     $            (.04)
                                                                           ==================     ==================

NOTE 6 - OTHER MATTERS

         On September 30, 1996, the Company elected to change its year end from August 31 to December 31. The change will be effective January 1, 1997.

         On October 25, 1996, Russell I. Pillar resigned as the Company's President and Chief Executive Officer. In connection with his resignation from the Company, Mr. Pillar will receive a lump sum payment of one year's salary ($230,000), a six-month consulting agreement for $19,167 per month and the right to reimbursement of health insurance premiums for up to one year past employment. Additionally, Mr. Pillar received automatic advance vesting on certain fiscal 1996 restricted stock grants (approximately 10,000 shares).

                            PRECISION SYSTEMS, INC.

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

         Since both the Vicorp and the BFD acquisitions were accounted for by using the purchase method of accounting, the Company's consolidated statements of operations include the operations of Vicorp and BFD since the acquisition dates (Vicorp - April 1996; BFD - October 1996). The Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the November 30, 1996 Form 10-Q are structured as such.

Contract Revenue and Costs

         Contract revenue decreased to $1,585,221 for the three months ended November 30, 1996, compared to $2,938,616 for the three months ended November 30, 1995. Contract costs decreased to $1,051,379 for the three months ended November 30, 1996, compared to $1,862,087 for the three months ended November 30, 1995. Consequently, gross margin generated by contract revenue for the three months ended November 30, 1996, was $533,842 (34 percent of contract revenue) compared to $1,076,529 (37 percent of contract revenue). Contract revenue related to ESP product sales to MCI was approximately $165,000 for the three months ended November 30, 1996, compared to approximately $2,500,000 for three months ended November 30, 1995. The decrease in ESP-related product sales was due to a sale to MCI in the first quarter of fiscal 1996 that did not recur in the first quarter of fiscal 1997.

         Contract revenue associated with the Vicorp's BETEX product were $1,335,812 for the three months ended November 30, 1996. The Company expects the revenue generated from the sale of BETEX products to increase during the next year.

Service and Support

         Service and support revenue increased to $4,671,159 for the three months ended November 30, 1996, compared to $1,320,335 for the three months ended November 30, 1995.

         Service and support provided to MCI decreased to $458,736 for the three months ended November 30, 1996, compared to $935,325 for the three months ended November 30, 1995. Maintenance revenue generated from MCI regarding its ESP equipment increased to $389,731 for the three months ended November 30, 1996, compared to $251,940 for the same period in fiscal 1995. The increase in maintenance revenue primarily relates to additional ESP equipment delivered to MCI during fiscal 1996 that is subject to the Company's maintenance services. In addition, the Company's service and support revenue relating to its software development services provided to MCI decreased to $68,750 for the three months ended November 30, 1996, from $683,385 for the same period in fiscal 1995. The decrease is due to certain non-recurring development projects delivered to MCI, which occurred during the first quarter of fiscal 1996. The Company expects the service and support revenue generated through its current relationship with MCI to increase during the next year.

                            PRECISION SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Service and support provided to HSN decreased to $361,398 for the three months ended November 30, 1996, in comparison to $362,031 for the three months ended November 30, 1995.

         Service and support revenue for Vicorp's BETEX products were $3,309,153 for the three months ended November 30, 1996. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

         Service and support revenue for BFD was $542,120 from the acquisition date to November 30, 1996. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

License Fee

         License fee revenue for the three months ended November 30, 1996, was $1,330,600 compared to $0 for the three months ended November 30, 1995.
License fee revenue for the three months ended November 30, 1996, relating to its UniPort product line was $69,600 and $1,261,000 for the BETEX product line. The Company anticipates generating future license fee revenue for its UniPort(TM) and BETEX products, although no assurance can be given for such future revenue.

Selling, General, and Administrative Expenses

         Selling, general and administrative expenses increased to $7,501,846 for the three months ended November 30, 1996, compared to $2,434,825 for the three months ended November 30, 1995. The increase in selling, general and administrative expenses for the three months ended November 30, 1996, is primarily due to the following:

           o Selling, general and administrative expenses associated with the operations of Vicorp were approximately $4,500,000.

           o Selling, general and administrative expenses associated with the BFD acquisition were approximately $450,000 from the acquisition date to November 30, 1996.

         Although overall selling, general, and administrative expenses from continuing operations increased during the three months ended November 30, 1996, in comparison to previous periods, the Company has made efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities.

Research, Engineering and Development

         Research, engineering and development expenses increased to $1,363,872 for the three months ended November 30, 1996, compared to $828,796 for the three months ended November 30, 1995. The increase in research, engineering, and development expenses primarily relates to further development work associated with the Company's UniPort(TM) and BETEX products. Resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

         The Company believes it operates in a highly competitive market; and, in order to maintain a competitive position, the Company's existing products must be continually improved and new products must be developed. The amount and timing of future research, engineering, and development expenditures will depend upon, among other factors, future new contract revenue and the Company's ability to fund these costs from future operating cash flow and bank or other forms of financing.

                            PRECISION SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Depreciation and Amortization

         Depreciation and amortization was $1,841,076 for the three months ended November 30, 1996, compared to $571,836 for the three months ended November 30, 1995. The increase is primarily due to amortization expense associated with intangible assets acquired during the Vicorp and BFD acquisitions.

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

Unrealized Holding Gain on Marketable Equity Securities

         The Company's unrealized holding gain of $891,196 for the three months ended November 30, 1995, relates to its $7,296,034 purchase of marketable equity securities which were classified as trading securities and, therefore, were carried at fair value. The unrealized holding gain associated with these securities were included in the Company's statement of operations for the three months ended November 30, 1995.

Interest Income (Expense)

         For the three months ended November 30, 1996, net interest income (expense) was $(144,190) compared to $57,978 during the same period in fiscal 1995. The decrease in net interest income for the quarter ended November 30, 1996, primarily is due to the effects of the debt assumed by the Company as a part of the Vicorp and BFD acquisitions.

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

Financial Position, Liquidity and Capital Resources

         At November 30, 1996, the Company had working capital deficiency of $1,577,385 compared to working capital of $3,773,780 at August 31, 1996. The decrease in net working capital is primarily due to the cash required to fund the Company's net loss from operations and to the payment of $1,500,000 in cash relating to the BFD acquisition. The Company expects that, with the acquisition of Vicorp and BFD, its working capital requirements will increase significantly over prior periods and it will be able to fund its operating and investing activities for fiscal 1997 through the use of its current working capital, including the collection of existing accounts receivables and the generation of future revenues. In the event that such sources prove to be insufficient, the Company may be required to seek additional debt or equity financing.

                            PRECISION SYSTEMS, INC.

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

         The Company's billed and unbilled accounts receivable increased to $9,709,101 as of November 30, 1996, from $9,536,321 as of August 31, 1996. The increase primarily relates to the increase in the Company's revenue during the three months ended November 30, 1996.

         The Company's supplies and other current assets decreased to $1,309,845 as of November 30, 1996, from $1,491,020 as of August 31, 1996. The decrease is due to the sale of certain inventory prior to November 30, 1996, that was not replenished until subsequent to quarter end.

         The Company's current portion of long-term debt decreased to $2,405,190 as of November 30, 1996, from $2,845,598 as of August 31, 1996. The
Company's long-term debt increased to $611,093 as of November 30, 1996, from $280,727 as of August 31, 1996. The decrease in total debt is primarily due to repayment of certain debt originally assumed through the Vicorp acquisition.

         The Company's accounts payable decreased to $3,212,354 as of November 30, 1996, from $3,295,066, as of August 31, 1996, due to the timing of certain vendor payments.

         The Company's accrued expenses decreased to $7,299,107 as of November 30, 1996, from $8,176,301 as of August 31, 1996, primarily due to the timing of the Company's payroll process in relation to the November 1996 month-end.

         The Company's deferred revenue decreased to $1,991,918 as of November 30, 1996, from $2,114,896 as of August 31, 1996, due to timing of maintenance revenue from prepaid maintenance contracts.

         The Company's common stock and additional paid-in capital increased to $108,791,318 as of November 30, 1996, from $107,056,879 as of August 31, 1996, primarily due to the issuance of 272,285 shares of the Company's common stock relating to the BFD acquisition.

         The Company incurred approximately $700,000 in expenditures for capital assets for the three months ended November 30, 1996.

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

Litigation

         Reference is made to the legal proceedings described at Part 1, Item 3, in the Company's August 31, 1996, Form 10-K. The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.

                            PRECISION SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking Information

         The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management's current views with respect to future events and the financial performance and condition of the Company. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include:

          o Technological changes and the requirement for the Company to expend funds to develop new products

          o Market changes and the ability of the Company to adapt its products to such changes

          o  Intense competition

          o Ability of the Company to properly estimate costs under fixed price contracts

          o  Increased risk to patent infringement in the Company's industry

          o  Ability to retain its larger customers, including MCI

          o Availability of certain hardware and software components that are incorporated with the Company's products and are purchased from a limited number of vendors

          o  Ability of the Company to hire and retain qualified personnel

          o Legislative changes affecting the Company's markets, including the Telecommunications Act of 1996

          o Given the Company's acquisition of Vicorp and its large presence in international markets, regulatory, monetary and inflationary factors can negatively impact the Company's operations in the future.

         Many of such uncertainties are outside the Company's control and could postpone, delay, or eliminate potential sales opportunities and, therefore, affect the Company's operations. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

Inflation

         Inflation has not had a significant impact on the Company's operations.

Seasonality

         Seasonality does not impact the Company's business at this time.

                         PART II - OTHER INFORMATION




ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  REPORTS ON FORM 8-K

         None

         EXHIBITS

         27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRECISION SYSTEMS, INC.



Date:       January 14, 1997            /s/ Willem Huisman
                                        -----------------------------------
                                            Willem Huisman, Chief Executive
                                            Officer



Date:       January 14, 1997            /s/ Steven H. Grant
                                        -----------------------------------
                                        Steve H. Grant, Chief Financial
                                        Officer



Date:       January 14, 1997            /s/ Kenneth M. Clinebell
                                        -----------------------------------
                                        Kenneth M. Clinebell, Vice
                                        President and Controller
                                        (Principal Accounting
                                        Officer)