Form 10-K405
period 1996-12-31
PRECISION SYSTEMS INC
filed 1997-03-31
CIK 886074

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [  ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                                              OR
      [X]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM SEPTEMBER 1, 1996 TO DECEMBER
                 31, 1996

                            PRECISION SYSTEMS, INC.
                              DELAWARE 41-1425909
              11800 30TH COURT NORTH, ST.PETERSBURG, FLORIDA 33716
                                 (813) 572-9300

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 21, 1997, there were outstanding 17,537,634 shares of Common Stock and 10,000 shares of Series A preferred stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997, was $73,447,611.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes [ ]     No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information distributed in connection with the 1996 Annual Meeting of Shareholders of the registrant.

================================================================================

                            PRECISION SYSTEMS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                     PART I
Item 1   --   Business....................................................    1
Item 2   --   Properties..................................................   11
Item 3   --   Legal Proceedings...........................................   11
Item 4   --   Submission of Matters to a Vote of Security Holders.........   13
                                    PART II
Item 5   --   Market Price of and Dividends on the Registrant's Common
              Stock and Related Stockholder Matters.......................   13
Item 6   --   Selected Financial Data.....................................   14
Item 7   --   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   15
Item 8   --   Financial Statements........................................   25
                                    PART III
Item 9   --   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures...................................   49
Item 10  --   Directors and Executive Officers of the Registrant..........   49
Item 11  --   Executive Compensation......................................   49
Item 12  --   Security Ownership of Certain Beneficial Owners and
              Management..................................................   49
Item 13  --   Certain Relationships and Related Transactions..............   49
                                    PART IV
Item 14  --   Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   49

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Precision Systems, Inc. ("PSI"), is a global company which together with its direct and indirect wholly-owned and controlled subsidiaries, (the "Company") collectively delivers proven solutions to telecommunications service providers and major corporations. The Company's software and hardware products support calling cards, prepaid cards, enhanced toll-free and freephone services, call center solutions, and service bureau services. Headquartered in St. Petersburg, Florida, the Company has sales and support offices in 15 countries worldwide.

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

     On October 7, 1996, the Company acquired BFD Productions, Inc. ("BFD"), a telecommunications and Internet service bureau that offers call processing in the United States and Canada via 800, 888, 900, and local phone numbers.

THE COMPANY'S PRODUCTS

     The Company's products consist of three key components: middleware software (developed by the Company); applications software (developed by the Company); and industry standard hardware with operating system software (provided by outside vendors).

     The Company's middleware consists of two primary platforms -- BETEX(TM) Enhanced Services Platform ("BETEX-ESP") and UniPort(TM) Telephony Middleware ("UniPort"). The BETEX-ESP middleware product has an associated, user-friendly toolkit -- BETEX QuickScript. See "Platforms".

     In addition, the Company provides a third platform, the Enhanced Services Platform ("ESP"). The Company provides ESP-related products and associated services solely to MCI Communications and Home Shopping Network, Inc.

     The Company markets the BETEX-ESP, UniPort, and ESP technology platforms to the telecommunications and call center industries as "solution packages". These solution packages have the Company's application software products bundled together as features within the solutions. When combined with the Company's middleware, two types of solution packages are created, namely telecommunications enhanced services and customer connect (an intelligent call center-based product).

     In addition to providing the solutions packages, the Company has systems integration expertise to provide specialized solutions which enable the Company's customers to launch branded applications to their markets efficiently. The Company coordinates with its partners starting at the design and development phase to deliver proven solutions to customers who can't afford to lose valuable time to market.

     The Company's experience in building voice response units (VRU) and integrating enhanced interactive multimedia applications for telecommunications enhanced services and customer connect solutions enables customers to install the Company's system reliably. Minimizing downtime, supporting current and future application requirements, and superior customer service are key features of the Company's VRU product.

  Solution Packages

     The Company is focused on two primary solution packages known as telecommunications enhanced services and customer connect. These two solution packages are the key focus of the company's marketing, sales, and research and development efforts.

     The following is a description of these two solution packages and the features that are included within each package.

  Telecommunications Enhanced Services

     The Company's telecommunications enhanced services has two main solution packages -- (1) advanced calling solution and (2) enhanced toll-free and freephone services. The following is a description of these solution packages.

  Advanced Calling Solution

     The Company's advanced calling solution includes a calling card and prepaid product suite that may be expanded to meet customer demands. The suite currently offers enhanced calling cards, prepaid cards, prepaid wireless services, and international callback.

     The Company's advanced calling solution provides wireline and wireless telecommunications service providers with a solution that allows them to build applications quickly and operate them reliably. More than ten of the world's largest telecommunication service providers base their enhanced calling card and prepaid services on advanced calling solutions.

     The Company's advanced calling solution is based on the scalable BETEX-ESP Enhanced Services Platform architecture enabling carriers to support high volume applications. Carriers can also build and operate additional services, such as enhanced toll-free/freephone, on the same platform.

     The product suite runs on Tandem NonStop systems and UNIX(TM) systems from Tandem and Hewlett-Packard, providing carriers with a robust, high-availability card services platform. The product integrates Dialogic-based voice response units from the Company, and switches from Excel and Summa Four.

     The Company's advanced calling solution helps carriers create branded services and finely-tuned marketing programs. The solution's table-structured application database and graphical service creation environment allow carriers to modify standard service scripts quickly and easily. For example, carriers can create their own recordings to assist in establishing brand identity. In addition, configurable options in the database let carriers target market segments with new products such as "one destination number" cards; enhanced features such as project accounting codes; and special pricing promotions.

     The Company's Atlas product was used as a marketing test lab for market trials to end-users and carriers on features for the advanced calling solution. This experience has helped the Company develop improvements and enhanced features for the advanced calling solution product suite for the calling card of the future. The features that were developed in the Company's Atlas test product are in the process of being incorporated into features of the advanced calling solution to deliver innovative features that carriers can offer their end users.

     The following is a description of advanced calling solution applications.

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

  Enhanced Toll-Free and Freephone Services

     Enhanced toll-free and freephone services provided by the Company allow telecommunications carriers to tailor 800/freephone services to the needs of their customers. Callers to toll-free numbers, such as 800, 888, or freephone numbers, can be routed to a specific destination based on information obtained from the network, stored in a local database, or entered by the caller.

     Network information may include such elements as the calling number, the caller's location (area code or country), and the incoming trunk number. Database information can include a wide variety of call routing criteria such as time of day and day of week, subscriber entered routing, percentage call allocation, and customized no answer/busy treatment. Caller entered data may include response to a menu offering multiple destinations or services, a desired extension number, or any other information elicited by a voice prompt played to the calling party.

     Other service features include: disconnect message referral with optional call extension enabling the customer to be connected to an 800 number that's been changed without having to hang up and re-dial; and, customized message announcements enabling businesses to record unique messages in the network without having to make any capital investment in premise equipment. The Company has been a pioneer in the field of enhanced toll-free services with its first installations at MCI and LDDS WorldCom in 1992.

     The following is a description of other telecommunications enhanced services applications available with the Company's solutions packages.

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

  Customer Connect

     Customer connect solutions provided by the Company are based on the Company's experience in helping customers plan, implement, and operate call centers that improve customer service and call processing capabilities. The Company's customer connect call center solutions are used in the financial, insurance, airline, retail, telco, and service bureau industries.

     Some of the benefits provided by the Company's customer connect intelligent call center solutions include reduced training costs, streamlined maintenance activities, system-wide performance tracking, system expandability, efficient and intelligent transfer of calls from automated voice response applicants to attendants, and more self-serve features for callers freeing up human and system resources.

     The Company's intelligent call center solutions encompass a range of features and functionality designed to suit customer service needs. From voice/data call association, intelligent skill-based routing, distributed call center and remote agents, up to a fully integrated multi-media call center offering the benefits of computer telephony integration, the Company offers a range of call center solutions.

     The customer connect solutions run on the BETEX-ESP platform and include the advantages of reusable scripting logic using the Company's graphical service creation environment, QuickScript, with a call center specific scripting library. This enables the creation of inbound, outbound, CTI, agent assist, and IVR services from one single environment.

     The following two descriptions are of customer connect applications.

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

PLATFORMS

     The following is a description of the Company's three platform technology products: BETEX-ESP, UniPort, and the ESP; and the graphical service creation environment: BETEX QuickScript.

  BETEX Enhanced Services Platform ("BETEX-ESP")

     The Company's advanced calling solution and call center products run on BETEX(TM)-ESP (Enhanced Services Platform) -- a robust, middleware software platform for telecommunications service providers and large corporations who want to implement large-scale enhanced services or call center applications. The BETEX-ESP middleware provides application processing functions and controls matrix switch resources and/or voice/media resources in a Services Node architecture. The software includes network and device driver layers, an open Application Programming Interface, and an SQL database for storing service data such as application scripts and user profiles. The BETEX-ESP, which runs on Tandem NonStop systems and UNIX(TM) systems from Tandem and Hewlett-Packard, supports multiple applications on a single, scalable platform.

     BETEX-ESP is the principal platform offered by the Company for companies that want to offer calling cards, enhanced toll-free, freephone, call center, and other interactive services to their customers.

  The BETEX-ESP platform offers:

     - A co-processing architecture supporting scalable, modular growth

     - The ability to run multiple services on a common software and hardware platform

     - Support for integrated voice, data, and multi-media applications

     - The ability to develop and integrate advanced consumer features with advanced customer service interfaces using a single service creation environment

     - Support for more than 15 different languages

     - Support for SS7, ISDN (national and international standards), E1, T1, R2 signalling

  UniPort Telephony Middleware ("UniPort")

     UniPort provides an environment for creating a multi-application call processing platform that can be integrated into existing telephony networks. Using UniPort, the Company's customers can build applications using an application programming interface.

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

  BETEX QuickScript

     BETEX QuickScript is a graphical, workstation-based service creation environment (SCE) for rapid application development, prototyping, and deployment of voice, data, and multimedia services that operate on Vicorp's BETEX-ESP execution environment.

     QuickScript enables customization of standard call flows providing flexibility that enables the Company's customers to target markets or brand applications using their own version of the call flows.

     QuickScript simplifies application development by integrating voice, data, switching, and customer contact functions into a single SCE. The ability to test and run new services at the development workstation supports cost-effective service deployment.

     QuickScript enables fast development of new services as it is a complete workstation environment offering the ease of a graphical interface and the power of fully integrated custom programming. The prototyping tool provided by QuickScript may be mastered by non-technical service people who have the market knowledge to design call flows. QuickScript simplifies and speeds efficient service deployment across widely distributed sites so that the company's customers can create and deploy new services quickly.

BFD PRODUCTIONS, INC.

     Services featured by BFD include BFD fax, voice recognition, conferencing, prepaid debit cards, automated credit card verification, dealer locator, p.i.n. code management, fraud control services, reverse directory, transcription and fulfillment services. BFD also offers T-1 connectivity to the Internet along with secure, non-credit card and credit card billing options for the Information Superhighway

MARKETS

     The market for the Company's products has grown due to worldwide changes in the telecommunications industry. These changes include legislative reforms, mergers, acquisitions, alliances, and a convergence of previously segmented technologies. The global trends in telecommunications continue to promote the use of enhanced services as a way for companies to differentiate themselves from competition and possibly generate additional revenue. In addition, companies in diverse industries worldwide are seeking ways to improve customer service functions to expand their markets, sell more products or services, and improve efficiency.

     The global markets for the Company's telecommunications and call center products include: private and public telecommunications operators, RBOCs, and wireline and wireless carriers; and large corporate virtual private networks (with an emphasis on the financial, insurance, retail, transportation, and service bureau industries). While North America and Europe have the largest installed customer base, Asia Pacific is the fastest growing market for the Company's products. The Company continues to market its products worldwide with accounts in Central and South America, the Middle East, and Africa.

     The market for BFD's services is the United States and Canada and is focused primarily on government, quasi-governmental agencies, and business corporations (primarily software and technology companies). The growth in automated free and fee-based customer support in the computer software game industry, the information technology market, the tourism industry, and the entrepreneurial market has increased the demand for BFD's service bureau services.

     It is the Company's opinion that the convergence of technologies such as the Internet, computers, cable, and telephony will produce positive conditions for expanded deployment of enhanced services and call centers.

     Telephone companies typically need large capacity call processing systems that adhere to stringent engineering requirements for telephone company central office switching equipment. BETEX-ESP, UniPort, and the ESP have been designed to meet these requirements. This market typically involves long sales cycles. The Company also markets its products through companies with which it has partner relationships. See "Sales", "Customers", "Backlog", and "Partner Relationships."

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

     Another factor affecting the U.S. market is the continued development of the wireless network infrastructure. The projected growth of the wireless market and the associated demand for additional technologies is expected to create continued demand for enhanced telecommunication services.

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

     The Company's current international product offerings primarily consist of solution packages and middleware for the telecommunications industry, intelligent call center solutions, voice response systems, and videotext. Growth trends for the Company are projected to be in wireline and wireless applications and advanced call center applications. See "Partner Relationships" and "Sales".

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

LATIN AMERICA REGION

     In Latin America, the Company is primarily marketing in Brazil, Chile, and Argentina. These countries are in various stages of deregulation and have taken steps towards privatization.

COMPETITION

     The worldwide telecommunications industry is highly competitive. The Company believes that the features and functionalities of its products coupled with its distribution capability, system reliability, service, support, and pricing, position the Company to compete in the telecommunications industry worldwide. In addition, the Company is committed to ongoing research and development ("R&D") efforts and is dedicated to developing new products and strengthening existing products. The Company views its R&D efforts as essential to maintaining a competitive position in the industry. See "Research and New Product Development".

     One of the most important competitive advantages for the Company is its multi-application platform. It is the Company's view that the majority of service providers purchasing enhanced services now consider it a necessity to have the ability to run multiple applications on a single platform. If a service provider introduces an enhanced service that does not deliver the expected subscriber acceptance, the Company's platform will be able to add-on or replace the service with a different application which can run on the same installed platform. A multi-application platform diffuses the risk associated with the investment required to run enhanced services. In addition, the Company's multi-application platform enables a layered, open architecture design to support the most widely used hardware solutions (including media servers, switches, voice response units, and network standards).

     The Company's system integration expertise is demonstrated in the Company's advanced call center solutions that have primarily been sold in the European and Asia Pacific markets. This ability to provide customized solutions distinguishes the Company from many of its competitors who are not delivering flexible platforms.

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

  Competitors

     The Company believes its primary worldwide competition for Vicorp to be Access Line, Brite Voice Systems, Boston Technology, Centigram, Comverse Technology, Digital Equipment Corporation, Early Cloud, Ericsson, Genesys, IBM, IMA, Glenayre, Intellivoice, Intervoice, Nortel, Octel, Open Development Corporation, Periphonics, Priority Call Management, Rockwell, Siemens, Stratus, Tecnomen, Telsys, Unisys, and Wildfire. There are also business opportunities that the Company pursues in partnership with some of these same companies, either directly or through channel sales. See "Sales".

     The Company believes its primary United States and Canadian competition for BFD in the telco market to be Ameritech, AT&T, MCI, Sprint, Pacific Bell; and in IVR call centers to be Call Interactive, Sheerers, ICG, ICN, Ideal Dial, Infoworks, and West Interactive.

  Sales

     The Company principally markets to the telecommunications and call center industries through direct sales and through business partners, including international telecommunications and computer equipment providers. The Company currently utilizes a direct sales force of approximately 20 sales and technical sales support professionals, each of whom has technical expertise to explain the operating and architectural advantages of the Company's products. In addition, the Company has signed joint marketing and teaming arrangements with leading telecommunications equipment manufacturers including Tandem and Hewlett-Packard. Basic terms of these agreements include a one-to-three year non-exclusive arrangement whereby the Company licenses its software for integration into these companies' telecommunications products. In addition, such agreements may require joint sales and marketing efforts and an open exchange of information regarding potential customers and technology developments.

     The Company's Original Equipment Manufacturers ("OEM") Partners Program enables telco manufacturers to augment their current product offerings by incorporating the Company's applications into their own enhanced services platforms. The Company's OEM teams work with its telco partners to determine program goals, application strategy, market positioning, and program support requirements. Applications may be delivered via a the Company's middleware solution or through OEM specific APIs. Basic terms of these agreements include a one-to-three year non-exclusive arrangement whereby the company licenses its software for integration into these companies' telecommunications products. In addition, such agreements may require joint sales and marketing efforts and an open exchange of information regarding potential customers and technology developments. The Company's current OEM partners include AG Communication Systems, Motorola, and Northern Telecom.

     BFD primarily markets to high technology, software, telecommunications and call center industries. The company utilizes a direct sales force of 5 account executives. In addition, the company utilizes teaming arrangements and alternate distribution channels existing of lead programs, independent sales agents and broker arrangements with leading telecommunications companies and specialty solution entities.

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

     For those carriers whose product installations require more extensive system integration, the Company offers product support through local offices in North America, Europe, and the Asia-Pacific region. The Company's teams of experienced software and network engineers are available to assist customers with application development, deployment, and system maintenance.

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

     BFD provides 24 X 7 support (24 hours per day, 7 days per week) to its customers through customer service professionals, a team of project managers, and after hours on-call personnel.

CUSTOMERS

     During the four month period ended December 31, 1996 and the year ended August 31, 1996, MCI and HSN represented approximately 9 and 50 percent, respectively, of the Company's revenue. Historically, the Company primarily sold customized ESP products and provided support services to MCI and HSN. During the four months ended December 31, 1996 and for the year ended August 31, 1996, revenue generated by ESP product sales to MCI was $229,590 and $10,339,053, respectively, as compared to $9,722,768 and $2,925,160, respectively, for the years ended August 31, 1995 and 1994. Service and support revenue from MCI and HSN was $1,125,499 and $3,041,006, respectively, for the four months ended December 31, 1996 and for the year ended August 31, 1996, as compared to $5,703,090 and $4,587,908, respectively, for the years ended August 31, 1995 and 1994. The Company continues to market to MCI and expects to generate revenue from this source. However, there is no assurance that any such negotiation will result in an order from MCI. The Company does expect to continue providing MCI with service and support for their ESP products.

     UniPort sales represented approximately 7.6 percent and 8 percent, respectively, of the Company's revenue for the four months ended December 31, 1996 and the year ended August 31, 1996. Customers include large multinational telecommunication service and equipment providers, both domestic and international. The Company expects additional revenue from the sale of UniPort products during 1997.

     BETEX sales represented approximately 80 percent and 42 percent, respectively, of the Company's revenue for the four months ended December 31, 1996 and the year ended August 31, 1996. Customers include large multinational telecommunication service and equipment providers, both domestic and international. The Company expects the revenue generated from the sale of BETEX products to increase during fiscal 1997, both in gross terms and as a percentage of total revenue for the Company.

     Because the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations for the year ended August 31, 1996 include the operations of Vicorp from the acquisition date of April 16, 1996 through August 31, 1996.

BACKLOG

     The Company's backlog, including service and support agreements, at December 31, 1996, was approximately $15,000,000, compared with approximately $11,000,000 at August 31, 1996. Such amounts include all purchase orders and signed contracts with scheduled shipments and deliverables.

MANUFACTURING PRODUCT AUDIT

     The Company's manufacturing product audit operations consist of integrated testing and quality assurance. In order to achieve a high standard of quality, the Company maintains complete control of integrated quality assurance testing. Subassemblies, supplied by local vendors, are frequently tested. The Company strives to use standard parts and equipment for many of its products that are readily available through multiple external sources. Proprietary processing boards used in the ESP are manufactured by several external vendors to the Company's specified quality control standards. To date, the Company has been able to obtain adequate supplies of essential components in a timely manner. Approximately 20,000 square feet of space at the Company's 50,000 square foot headquarters is dedicated to system testing, quality control, inventory storage, and other assembly activities.

     The Company has established worldwide "partner" relationships that expand its ability to market software products. These partners package the Company's software with their telecommunication hardware to market comprehensive solutions to telecom carriers and major corporations.

RESEARCH AND NEW PRODUCT DEVELOPMENT

     Following the Vicorp acquisition, the Company has consolidated its research and new product development efforts into two main areas:

     - The Systems Level Product Development Group is responsible for product enhancements that will generate revenue over the 12 to 18 month life cycle of each product. Each release represents a continuum of product updates and improvements designed to extend and enhance the comprehensive life of the product.

     - The Solutions Products Group is responsible for long term development of value-added tools and subsystems to enhance solutions packages such as telecommunications enhanced services and customer connect.

     In addition to active research and development, the Company also integrates external technology within its platforms. During the past year, the Company has integrated new switches, processors, and communications equipment. Part of the Company's research and development activities also include ongoing efforts to keep abreast of technical developments in the industry. This is a crucial factor in keeping the Company in step with current and emerging trends as customers require the integration of solutions and network standard technology. During the four months ended December 31, 1996 and the fiscal years ended August 31, 1996, 1995, and 1994, the company spent approximately $2.0 million, $5.2 million, $3.2 million, and $3.9 million, respectively, on research and development activities.

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

EMPLOYEES

     As of February 20, 1997, the Company employed 280 people on a full-time basis and 20 people as independent contractors. The Company believes that its future growth and success are dependent, in large part, upon its ability to continue to attract and retain highly qualified personnel.

     The Company believes that it offers attractive compensation packages, including competitive salaries, bonus programs, and health benefits. There has never been a work stoppage; employee relations are considered to be excellent. None of the Company's employees are represented by a labor union.

ITEM 2.  PROPERTIES

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to certain legal proceedings in the ordinary course of business. The discussion below summarizes the most material of such proceedings. In the opinion of management, these and other legal proceedings will not have a material adverse effect on the operations or the financial condition of the Company and, therefore, the Company did not accrue for losses for any such actions as of December 31, 1996.

     Intervoice, Inc. v. Precision Systems, Inc. and Vicorp Interactive Systems, Inc. On April 11, 1996 Intervoice, Inc. ("INTV") filed suit against Precision Systems, Inc. ("PSI") in the Federal District Court for the Northern District of Texas (Dallas) alleging infringement of various U.S. Patents owned by INTV, namely Patents 5,469,500, 5,255,305, and 5,243,643. These Patents encompass certain call processing methods and technologies. The suit prays for an unspecified amount of damages and for injunctive relief. On August 20, 1996, Vicorp Interactive System, Inc. ("VIS"), a wholly-owned subsidiary of Vicorp, was joined in the suit as a co-defendant as to Patent 5,469,500 only, and an additional claim of breach of confidentiality was asserted by INTV against VIS. On February 21, 1997, INTV further amended its complaint to remove PSI's Uniport 6.1 from, and to include VIS into, the lawsuit with respect to the "305" and "643" patents. In this second amended complaint, INTV also asserted a Lanham Act ("false advertising") claim against both PSI and VIS. The Company notified Alta Investissements, S.A. ("Alta") of the claims against VIS for purposes of indemnification of PSI under the terms of the Share Exchange Agreement of April 13, 1996 between the Company and Alta relating to the purchase of a controlling interest in Vicorp. The parties to the suit are currently in discovery and the matter has been rescheduled for trial in December, 1997. The Company has defenses and will vigorously defend.

     Daniel Schultz v. Precision Systems, Inc. et al. On October 8, 1996, Daniel Schultz, a holder of Vicorp shares and options (the "plaintiff"), filed a three-count complaint against the Company; Russell I. Pillar; John Loewenberg; Alta Investissements, S.A. ("Alta"); Didier Primat; Primwest Holding N.V.; and Ian Dalziel, in a civil action in the United States District Court for the Middle District of Florida, Tampa Division (the "Federal Action"). In count one, the plaintiff alleges that the Company and Messrs. Pillar and Loewenberg fraudulently induced him to assist the Company in its acquisition of Vicorp by representing to him that he would receive an executive position with Vicorp if the acquisition was successful. In counts two and three, the plaintiff alleges that all the defendants intentionally interfered with his prospective economic advantage, and conspired to do so, by impairing his ability to exercise his Vicorp options and his ability to convert his Vicorp shares into shares of the stock of the Company. The complaint alleges that the plaintiff has suffered damages in excess of $2 million, and requests compensatory and punitive damages. On October 28, 1996, a motion was filed by the Company and Mr. Pillar seeking the dismissal of the action on the grounds that the United States District Court lacks jurisdiction over the subject matter of the action, and on December 2, 1996, the plaintiff's counsel filed a notice of non-opposition to the motion. As a result, the Federal Action was dismissed. On December 4, 1996, plaintiff filed a complaint in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida (the "Florida Action") asserting the same claims as set forth in the Federal Action. The Company has not yet responded to the Complaint in the Florida Action. Management has not undertaken a full evaluation of the merits of the plaintiff's claims. The Company has notified Alta of its claim for indemnification pursuant to the terms of the Share Exchange Agreement dated April 13, 1996 between the Company and Alta.

     Daniel Gilbert Schultz v. Vicorp et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles ("Court"), on March 29, 1996. The plaintiff filed a petition denominated a "complaint in summary process" against Vicorp and Alta. The Company is not a party to this proceeding. In this action, the plaintiff alleged that Vicorp had denied him access to the books and records of Vicorp, and that Alta (as the then controlling shareholder in Vicorp) had both refused to provide him access to Vicorp's records and refused to give him information on Alta's negotiations with third parties for the sale of its shares of Vicorp stock. The plaintiff further alleged that these actions impaired his ability to exercise certain put and call options that he held with respect to certain shares of the stock of Vicorp. The plaintiff sought various court orders requiring Alta and Vicorp to provide certain financial data to him, to record in the Vicorp share register the option he held, and to accept and pay for certain of the Plaintiff's shares that were the subject of a put option. The plaintiff also sought an order prohibiting Alta from reducing its ownership interest in Vicorp. On May 17, 1996, the Court dismissed all of the plaintiff's claims. The plaintiff appealed to the Court of Appeals of the Netherlands Antilles and Aruba. The appeal has been fully briefed and argued. Under the terms of the Share Exchange Agreement dated April 13, 1996 between the Company and Alta (the "Exchange Agreement"), Alta has agreed to indemnify the Company against any losses arising in connection with pending or future litigation relating to Schultz' employment with Vicorp including the actions pending in the Netherlands Antilles.

     Daniel Gilbert Schultz v. Alta Investissements, S.A. et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles on April 23, 1996. The plaintiff filed a petition denominated a petition "on an abbreviated term" against Alta, the Company, and Vicorp. In his petition, the plaintiff sought a court order nullifying both the transfer by Alta to the Company of Alta's shares of Vicorp stock and the transfer by the Company to Alta of certain shares of the Company's stock, both of which transfers were carried out pursuant to the Share Exchange Agreement between the Company and Alta dated April 13, 1996. The plaintiff alleges that insufficient notice was given to him of a Vicorp shareholders' meeting at which a resolution approving the share exchange was adopted, and that consequently the defendants breached a duty of good faith towards him. The plaintiff seeks court orders annulling the two share transfers, and prohibiting Vicorp from acting on any instructions received from the Company. Subsequently, on August 19, 1996, Alta and Vicorp filed a counterclaim against the plaintiff, seeking damages incurred by each of them as a result of having to resist the plaintiff's efforts in Curacao to obtain nullification of the share transfer; Alta and Vicorp claim that the plaintiff's actions constitute violations of various agreements between him and them, as well as violations of the principles of good faith. The action has been fully briefed and argued and is awaiting decision by the Court. We have been advised by local counsel in Curacao that no definitive evaluation of the likely outcome can be made at this time. Under the terms of the Exchange Agreement, Alta has agreed to indemnify the Company against any losses arising in connection with pending or future litigation relating to Schultz' employment with Vicorp including the actions pending in the Netherlands Antilles.

     Daniel Gilbert Schultz v. Vicorp France S. A. et al. This action was initiated in the French Labor Court (the "Conseil de Prud'hommes") on March 7, 1996. The Plaintiff filed claims against both Vicorp France S.A. and Vicorp Asia Holding arising out of his employment relationships with companies in the Vicorp Group. The Company is not a party to this proceeding. The Plaintiff has alleged that the two defendants are liable to him, under provisions of French law, for damages for dismissal without real and serious cause, for damages for abusive indemnity, for dismissal indemnities, and for a paid vacation indemnity. A hearing was held on March 20, 1997 at which time the presiding official raised a jurisdictional issue to which Mr. Schultz must respond. Under the terms of the Share Exchange Agreement between the Company and Alta, Alta has agreed to indemnify the Company and Vicorp against any damages or liability imposed against Vicorp in connection with this action.

     Claim of Robert Maube. On March 13, 1997 Mr. Maube, a former employee of Vicorp N.V., initiated an action in the Labour Court of Brussels, Belgium against the Belgian, Dutch and Swiss subsidiaries of Vicorp N.V. In the action, Mr. Maube is seeking 34,166,134 Belgian Francs (approximately $979,900) in connection with the termination of his employment. Such amount includes claims for gross payments as indemnity in lieu of notice, holiday payments, year end premium payments, damages for an alleged abusive dismissal, additional compensation and a prorated bonus. The Introductory Hearing will be held on May 13, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                                                               HIGH        LOW
                                                              -------    -------
1996
From September 1, 1995 to November 30, 1995.................  $13.840    $ 9.840
From December 1, 1995 to February 28, 1996..................   13.000      9.630
From March 1, 1996 to May 31, 1996..........................   14.960     11.130
From June 1, 1996 to August 31, 1996........................   11.540      6.630
From September 1, 1996 to December 31, 1996.................    9.130      4.500

                                                               HIGH        LOW
                                                              -------    -------
1995
From September 1, 1994 to November 30, 1994.................  $ 3.125    $ 2.000
From December 1, 1994 to February 28, 1995..................    3.750      2.000
From March 1, 1995 to May 31, 1995..........................    5.625      2.750
From June 1, 1995 to August 31, 1995........................    8.625      4.500

     The bid prices reported for these periods reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions. The Company's closing trading price was $4.188 on March 21, 1997. The total number of shareholders of record as of December 31, 1996, was approximately 6,000.

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

ITEM 6.  SELECTED FINANCIAL DATA

     Precision Systems, Inc. ("PSI"), is a global company which together with its direct and indirect wholly-owned and controlled subsidiaries, (the "Company") collectively delivers proven solutions to telecommunications service providers and major corporations. The Company's software and hardware products support calling cards, prepaid cards, enhanced toll-free and freephone services, call center solutions, and service bureau services. In addition, the Company supports its products through maintenance contracts.

     As discussed in Note 1 to the Consolidated Financial Statements, on September 30, 1996, the Company elected to change its year end from August 31 to December 31. This change was effective December 31, 1996. The selected historical financial data for all fiscal years presented has been derived from the audited financial statements of the Company. This historical data may not necessarily reflect the results of operations or financial position had the Company been a separate stand-alone company for the year ended August 31, 1992.

     The Company's historical revenue and net loss activity has shown significant fluctuations due primarily to the Company's reliance on a limited customer base and to the large amount of funds expended on research and development activities.

                               FOUR MONTHS
                                  ENDED                            YEARS ENDED AUGUST 31,
                               DECEMBER 31,   ----------------------------------------------------------------
                                   1996              1996                   1995                  1994
                               ------------   -------------------   --------------------   -------------------
Statements of operations:
  Revenues...................  $14,862,023        $26,702,827           $21,521,733            $ 8,890,595
  Loss from continuing
    operations...............   (3,466,815)       (34,693,961)           (2,515,789)           (17,656,211)
  Net loss...................   (3,466,815)       (34,693,961)           (2,648,344)           (18,640,263)
  Loss from continuing
    operations per share.....         (.20)             (2.36)                 (.23)                 (1.98)
  Net loss per share.........         (.20)             (2.36)                 (.24)                 (2.09)
Balance sheet data at year
  end:
  Net working capital........      355,645          3,773,780            10,074,716              3,579,444
  Total assets...............   49,194,375         47,557,346            27,372,925             30,410,378
  Long-term debt.............      369,377            280,727                    --                     --
  Stockholders' equity.......   27,461,113         27,848,808            22,962,099             19,439,897


                                         YEARS ENDED AUGUST 31,
                               -------------------------------------------
                                       1993                   1992
                               --------------------   --------------------
Statements of operations:
  Revenues...................      $18,352,502            $18,645,081
  Loss from continuing
    operations...............       (6,012,189)            (2,697,517)
  Net loss...................       (6,231,906)            (2,697,517)
  Loss from continuing
    operations per share.....             (.68)                  (.31)
  Net loss per share.........             (.71)                  (.31)
Balance sheet data at year
  end:
  Net working capital........       14,827,434             20,779,413
  Total assets...............       32,282,062             38,146,099
  Long-term debt.............               --                     --
  Stockholders' equity.......       28,976,438             35,589,678

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

     Net loss per share for the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995 and 1994, is based upon the weighted average common and common equivalent shares outstanding. Loss per share for the year ended August 31, 1992, has been computed based upon 8,779,471 shares of Common Stock outstanding; this represents the number of shares issued on the Distribution Date (as defined below) outstanding as of August 31, 1992, the date the Company was spun-off from HSN. The net loss per share calculation does not include stock options, convertible securities and warrants, which are Common Stock equivalents, as their inclusion would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On July 31, 1992 (the "Distribution Date"), HSN distributed 100 percent of the stock of Precision Systems, Inc., to its existing shareholders on a pro-rata basis.

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

     A number of uncertainties exist that could have an impact on the Company's future operating results, and financial condition including:

     - The Company competes in an industry marked by frequent technological changes which will force the Company to expend funds to develop new products and implement new technologies

     - The various markets into which the Company sells its products are undergoing significant changes with increasing demands for product innovations

     - The Company must be successful in competing against many competitors, many of which have significantly greater assets than the Company

     - The Company will be required to properly estimate costs under fixed price contracts

     - Increased risk of litigation in the Company's industry resulting from aggressive prosecutions of intellectual property claims

     - The Company's ability to retain its larger customers, including MCI

     - Availability of certain hardware and software components which are incorporated with the Company's products and are purchased from a limited number of vendors

     - The Company's ability of the Company to hire and retain qualified personnel

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

FOUR MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995 (UNAUDITED)

  Contract Revenues and Costs

     Contract revenues were $3,729,171 during the four months ended December 31, 1996 compared to $4,110,355 during the same period in 1995. Correspondingly, contract costs were $3,442,705 during the four months ended December 31, 1996 compared to $2,013,379 during the same period in 1995. The decrease in contract revenue during the four months ended December 31, 1996 versus 1995 is primarily due to certain ESP product sales to MCI completed in 1995 which did not recur during the same period in 1996.

     Contract revenues associated with Vicorp's BETEX products were approximately $2,717,818 for the four months ended December 31, 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp since the acquisition date. The Company expects the revenue generated from the sale of BETEX products to increase during 1997. Contract revenues and associated contract costs for the four months ended December 31, 1995 represented certain ESP product sales to MCI which did not recur during the same period in 1996.

  Service and Support

     Service and support revenue increased to $7,959,984 for the four months ended December 31, 1996, compared to $956,539 for the four months ended December 31, 1995.

     Service and support provided to MCI increased to $643,733 for the four months ended December 31, 1996, compared to $497,582 for the four months ended December 31, 1995. Maintenance revenue generated from MCI regarding its ESP equipment increased to $519,648 for the four months ended December 31, 1996, compared to $335,920 for the same period in 1995. The increase in maintenance revenue primarily relates to additional ESP equipment delivered to MCI during 1996 that is subject to the Company's maintenance services. In addition, the Company's service and support revenue relating to its software development services provided to MCI decreased to $0 for the four months ended December 31, 1996, from $683,385 for the same period in 1995. The decrease is due to certain non-recurring development projects delivered to MCI, which occurred during the last four months of 1995. The Company expects the service and support revenue generated through its relationship with MCI to increase during the next year.

     Service and support provided to HSN increased to $481,766 for the four months ended December 31, 1996, in comparison to $478,958 for the four months ended December 31, 1995.

     Service and support revenue for Vicorp BETEX products was $6,035,449 for the four months ended December 31, 1996. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

     Service and support revenue for BFD was $789,035 from the acquisition date to December 31, 1996. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

  License Fees

     License fee revenue for the four months ended December 31, 1996 was $3,172,868 compared to $124,721 for the four months ended December 31, 1995. License fee revenue for the four months ended December 31, 1996, relating to its UniPort product line was $69,600 and $3,103,268 for the BETEX product line. The Company anticipates generating future license fee revenue for its UniPort and BETEX products, although no assurance can be given for such future revenue.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $10,899,572 for the four months ended December 31, 1996, compared to $3,474,272 for the four months ended December 31, 1995. The increase in selling, general and administrative expenses for the four months ended December 31, 1996 is primarily due to the following:

     - Selling, general and administrative expenses associated with the acquisition of Vicorp was approximately $5,771,270.

     - Selling, general and administrative expenses associated with the BFD acquisition was approximately $606,197 from the acquisition date to December 31, 1996.

     Although overall selling, general and administrative expenses from continuing operations increased during the four months ended December 31, 1996, in comparison to previous periods, the Company has made efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Considering the impact of the Vicorp and BFD acquisitions, the Company expects its selling, general and administrative expenses will increase in the future.

  Research, Engineering and Development

     Research, engineering and development expenses increased to $1,964,284 for the four months ended December 31, 1996, compared to $1,258,439 for the four months ended December 31, 1995. The increase in research, engineering and development expenses primarily relates to further development work associated with the Company's UniPort and BETEX products. Resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

  Depreciation and Amortization

     Depreciation and amortization was $2,265,126 for the four months ended December 31, 1996, compared to $770,506 for the four months ended December 31, 1995. The increase is primarily due to amortization expenses associated with intangible assets acquired during the Vicorp and BFD acquisitions.

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

  Investment Gain on Marketable Equity Securities

     For the four months ended December 31, 1995, the Company's unrealized investment gain of $891,196 relates to its purchase of marketable equity securities. No such transaction occurred during the same period in 1996.

  Interest Income (Expense)

     For the four months ended December 31, 1996, net interest income was $124,561 compared to $90,124 during the same period in 1995.

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

  License Fees

     Revenues from license fees were $3,758,308, $436,800, and $914,510 in fiscal 1996, 1995 and 1994, respectively. Under the terms of the MCI Contract, the Company charged MCI a software license fee for use of its proprietary software. During fiscal 1996, 1995 and 1994, the Company recognized license fee revenues from this source of $0, $316,800 and $782,510, respectively. The Company does not anticipate generating future license fee revenue for its ESP equipment. License fees for fiscal 1996 relating to its UniPort product line were $921,911 and $2,836,397 for the BETEX product line. The Company anticipates generating future license fee revenue for its BETEX and UniPort products, although no assurance can be given that such future revenue will be generated.

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

  Interest Income (Expense)

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

  Financial Position, Liquidity, and Capital Resources

     At December 31, 1996, the Company had net working capital of $355,645 versus $3,773,780 at August 31, 1996. The decrease in net working capital is primarily due to the cash required to fund the Company's net loss from operations. The Company expects that with the acquisition of Vicorp and BFD, as described below, its working capital requirements will increase significantly over prior periods and that it will be able to fund its operating and investing activities for fiscal 1997 through the use of its current working capital, including the collection of existing accounts receivables, the generation of future revenues and additional debt or equity financing.

     The Company's accounts and contracts receivable increased to $12,400,000 as of December 31, 1996, from $6,275,370 as of August 31, 1996. The increase is primarily associated with the Company's increase in revenue and to the BFD acquisition.

     The Company's supplies and other current assets increased to $1,629,373 as of December 31, 1996, from $1,491,020 as of August 31, 1996. The increase is primarily due to the Vicorp acquisition.

     The Company's costs and earnings in excess of billings on uncompleted contracts decreased to $3,064,978 as of December 31, 1996, from $3,232,534 as of August 31, 1996. The decrease is primarily associated with certain of Vicorp's software development contracts in process for its customers. Such amounts as of December 31, 1996, are expected to be fully billed by Vicorp by June 30, 1997.

     The Company's current portion of long-term debt decreased to $2,374,287 as of December 31, 1996, from $2,845,598 as of August 31, 1996. The Company's long-term debt increased to $369,377 as of December 31, 1996, from $280,727 as of August 31, 1996. The decrease in the current portion is primarily due to certain debt re-paid by the Company during the four months ended December 31, 1996. The increase in long-term debt is primarily due to the BFD acquisition.

     The Company's accounts payable increased to $4,395,128 as of December 31, 1996, from $3,295,066 as of August 31, 1996. The increase is primarily due to the BFD acquisition and the higher associated operating expenses.

     The Company's accrued expenses increased to $5,557,759 as of December 31, 1996, from $3,511,764 as of August 31, 1996. The increase is primarily due to the BFD acquisition.

     The Company's accrued payroll and related expenses decreased to $2,494,763 from $4,664,537 as of August 31, 1996, primarily due to repayment of certain restructuring accruals associated with the Company's fiscal 1996's head count reduction.

     The Company's billings in excess of costs and earnings on uncompleted contracts increased to $3,753,132 as of December 31, 1996, from $2,896,178 as of August 31, 1995. The increase is primarily associated with certain of Vicorp's software development contracts in process for its customers.

     The Company's deferred revenue balance increased to $2,689,044 as of December 31, 1996, from $2,114,896 as of August 31, 1996. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers.

     During the four months ended December 31, 1996, cash used by operations was $5,906,816. The Company funded this cash flow usage primarily through its cash funds. During fiscal 1996, cash used by operations was $7,112,438. The Company funded this cash flow usage primarily through the proceeds generated through issuance of Common Stock. During fiscal 1995, cash used by operations was $4,201,123. The Company funded this cash flow usage primarily through the proceeds generated through issuance of Common Stock.

     During fiscal 1994, cash used by operations was $3,045,087. In addition, the Company utilized $3,750,000 in cash when it purchased TRG during July 1994. These cash flow usages were primarily funded through the issuance of $5,800,000 of Preferred Stock and to the draw-down of $5,000,000 on a line of credit with HSN. The $5,000,000 line of credit with HSN was repaid during fiscal 1995.

     During April 1995, Vulcan purchased 1,250,000 shares of the Company's Common Stock, par value $.01, in exchange for $5,000,000 ($4.00 per share). Vulcan also acquired warrants to purchase 500,000 shares of Common Stock at $5.00 per share; 500,000 shares of Common Stock at $6.00 per share; and 500,000 shares of Class B Common Stock at $7.00 per share. The issuance of additional shares of Class B Common Stock was subject to shareholder approval; if such approval was not obtained, Vulcan had the ability to purchase Common Stock in lieu of Class B Common Stock for $6.25 per share. During November 1995, Vulcan exercised these warrants and purchased 1,500,000 shares of the Company's Common Stock, generating additional capital to the Company of $8,625,000.

     Management is actively involved in discussions with several potential sources of capital investment and believes that additional equity financing of up to $4.5 million will be concluded. The Company is also exploring opportunities for additional financing sources. Although management feels that the Company will be able to fund its operating and investing activities through fiscal 1997 through the use of its current working capital, including the collection of existing accounts receivables and the generation of future revenues, additional sources of capital are being investigated for future requirements. However, there is no assurance that any such discussion will result in additional capital sources for the Company.

     The Company incurred approximately $513,597 in expenditures for capital assets for the four months ended December 31, 1996. Future levels of capital expenditures will be dependent upon cash availability from operating activities and additional sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions. Management expects that expenditures for fiscal 1997 will approximate the balance expended for fiscal 1996, which were approximately $2,000,000.

     As of December 31, 1996, the Company had net operating loss carryforwards of approximately $33,000,000 for federal income tax purposes expiring through 2010 and $10,100,000 for foreign tax purposes expiring through 2011.

     On September 30, 1996, the Company elected to change its year end from August 31 to December 31. The change is effective December 31, 1996.

  New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS No. 121") effective for fiscal years beginning after December 15, 1995. FAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of FAS No. 121 did not have a material impact on the financial condition or the results of operations of the Company.

     In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") effective for transactions entered into after December 15, 1995. FAS No. 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans that are effective for fiscal years beginning after December 15, 1995. The adoption of FAS No. 123 did not have a material impact on the financial condition or the results of operations of the Company.

  Forward-looking Information

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management's current views with respect to future events and the financial performance and condition of the Company. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include:

     - The Company competes in an industry marked by frequent technological changes which will force the Company to expend funds to develop new products and implement new technologies

     - The various markets into which the Company sells its products are undergoing significant changes with increasing demands for product innovations

     - The Company must be successful in competing against many competitors, many of which have significantly greater assets than the Company

     - The Company will be required to properly estimate costs under fixed price contracts

     - Increased risk of litigation in the Company's industry resulting from aggressive prosecutions of intellectual property claims

     - The Company's ability to retain its larger customers, including MCI

     - Availability of certain hardware and software components which are incorporated with the Company's products and are purchased from a limited number of vendors

     - The Company's ability of the Company to hire and retain qualified personnel

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

ITEM 8.  FINANCIAL STATEMENTS

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   26
Independent Auditors' Report................................   27
Consolidated Balance Sheets.................................   28
Consolidated Statements of Operations.......................   29
Consolidated Statements of Stockholders' Equity.............   30
Consolidated Statements of Cash Flows.......................   31
Notes to Consolidated Financial Statements..................   32

INDEPENDENT AUDITORS' REPORT

Board of Directors
Precision Systems, Inc.

We have audited the accompanying consolidated balance sheets of Precision Systems, Inc. and subsidiaries (the "Company") as of December 31, 1996, August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the four months ended December 31, 1996 and for each of the three years in the period ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Vicorp N.V. (a consolidated subsidiary), which statements reflect total assets constituting 33 percent and 41 percent, respectively, of consolidated total assets as of December 31, 1996 and August 31, 1996, and total revenues constituting 80 percent and 42 percent, respectively, of consolidated total revenues for the four months ended December 31, 1996 and for the year ended August 31, 1996. The financial statements of Vicorp N.V. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vicorp N.V., is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996, August 31, 1996 and 1995, and the results of its operations and its cash flows for the four months ended December 31, 1996 and for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Tampa, Florida
March 27, 1997

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Directors of Vicorp Group

     1. We have audited the accompanying Vicorp Group consolidated reporting packages comprising the consolidated balance sheets as of December 31, and August 31, 1996, the consolidated profit and loss accounts for the four month period ended December 31, 1996 and the eight month period ended August 31, 1996 and supporting schedules, including a schedule showing the split of the results for the three months ended March 31, 1996 and the five months ended August 31, 1996, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     2. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial presentations. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

     3. These consolidated reporting packages have been prepared for consolidation purposes into the consolidated financial statements of Precision Systems Inc., St. Petersburg, Florida, USA for the four month period ended December 31, 1996 and the year ended August 31, 1996 and include only the information necessary for that purpose. These consolidated reporting packages have been drawn up on the basis of International Accounting Standards (IAS), and in accordance with Vicorp Group Accounting Policies. The Vicorp Group Accounting Policies do not lead to material departure from US GAAP.

     4. In our opinion, except as noted in the preceding paragraph, the consolidated reporting packages prepared for consolidation purposes presents fairly, in all material respects, the consolidated financial position of Vicorp Group as of December 31, and August 31, 1996, and the results for the four month period ended December 31, 1996 and for the three month period ended March 31, 1996 and the five month period ended August 31, 1996, in conformity with International Accounting Standards and Vicorp Group Accounting Policies.

                                              /s/ COOPERS & LYBRAND N.V.
                                          --------------------------------------
                                                  Coopers & Lybrand N.V.

Utrecht, February 28, 1997

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                    AUGUST 31,
                                                              DECEMBER 31,   -------------------------
                                                                  1996          1996          1995
                                                              ------------   -----------   -----------
                                                ASSETS
Current Assets
  Cash......................................................  $ 4,601,818    $12,174,250   $ 7,702,535
  Accounts and contracts receivable, net....................   12,400,000      6,275,370     4,427,583
  Due from employees........................................       23,361         28,417        51,664
  Supplies and other current assets.........................    1,629,373      1,491,020     1,164,511
  Costs and earnings in excess of billings on uncompleted
    contracts...............................................    3,064,978      3,232,534     1,139,249
                                                              -----------    -----------   -----------
        Total current assets................................   21,719,530     23,201,591    14,485,542
                                                              -----------    -----------   -----------
Property, plant and equipment, at cost
  Land and improvements.....................................    1,134,955      1,134,955     1,134,955
  Buildings and improvements................................    3,017,121      2,871,896     2,597,712
  Computer equipment........................................   25,674,512     24,685,816    17,298,890
  Furniture and office equipment............................    3,478,035      3,183,309     1,914,323
                                                              -----------    -----------   -----------
                                                               33,304,623     31,875,976    22,945,880
  Less accumulated depreciation.............................  (24,479,765)   (23,357,434)  (16,517,312)
                                                              -----------    -----------   -----------
                                                                8,824,858      8,518,542     6,428,568
                                                              -----------    -----------   -----------
Intangible Assets, net......................................   18,649,987     15,837,213     6,458,815
                                                              -----------    -----------   -----------
                                                              $49,194,375    $47,557,346   $27,372,925
                                                              ===========    ===========   ===========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt.......................  $ 2,374,287    $ 2,845,598   $        --
    Accounts payable........................................    4,395,128      3,295,066     1,331,784
    Accrued expenses........................................    5,557,759      3,511,764       526,394
    Accrued payroll and related liabilities.................    2,494,763      4,664,537       651,401
    Customer deposits.......................................       99,772         99,772        99,772
    Billings in excess of costs and earnings on uncompleted
      contracts.............................................    3,753,132      2,896,178            --
    Deferred revenue........................................    2,689,044      2,114,896     1,329,580
                                                              -----------    -----------   -----------
        Total current liabilities...........................   21,363,885     19,427,811     3,938,931
                                                              -----------    -----------   -----------
Deferred Revenue -- Non-Current.............................           --             --       471,895
                                                              -----------    -----------   -----------
Long-term debt..............................................      369,377        280,727            --
                                                              -----------    -----------   -----------
Commitments and Contingencies
Stockholders' Equity
  Non-redeemable preferred stock -- $.01 par value; Series A
    6 percent Cumulative Convertible Preferred Stock;
    convertible at $4.76 per share, authorized 50,000 shares
    of Preferred Stock, issued and outstanding 10,000
    shares; liquidation preference $5,800,000...............          100            100           100
  Common stock -- $.01 par value; authorized 30,000,000
    shares, issued 17,696,367, 17,266,382 and 9,733,525
    shares, respectively....................................      176,964        172,664        97,335
  Class B -- convertible common stock -- $.01 par value,
    2,415,945 shares authorized, issued and outstanding 0, 0
    and 2,415,945 shares, respectively......................           --             --        24,159
  Additional paid-in capital................................  109,643,293    106,884,215    67,740,805
  Deficit...................................................  (83,235,389)   (79,768,574)  (45,074,613)
  Treasury stock (132,937 shares) -- at cost................     (422,360)      (422,360)     (422,360)
  Accumulated preferred stock dividends.....................    1,062,874        946,556       596,673
  Cumulative foreign currency translation adjustment........      355,748        355,416            --
  Unearned compensation.....................................     (120,117)      (319,209)           --
                                                              -----------    -----------   -----------
        Total stockholders' equity..........................   27,461,113     27,848,808    22,962,099
                                                              -----------    -----------   -----------
                                                              $49,194,375    $47,557,346   $27,372,925
                                                              ===========    ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOUR MONTHS
                                               ENDED                 YEAR ENDED AUGUST 31,
                                            DECEMBER 31,   -----------------------------------------
                                                1996           1996          1995           1994
                                            ------------   ------------   -----------   ------------
Revenues
  Contract revenues.......................  $ 3,729,171    $ 13,724,228   $15,337,054   $  2,925,160
  Service and support.....................    7,959,984       9,220,291     5,741,646      4,587,908
  License fees............................    3,172,868       3,758,308       436,800        914,510
  Other income............................           --              --         6,233        463,017
                                            -----------    ------------   -----------   ------------
                                             14,862,023      26,702,827    21,521,733      8,890,595
                                            -----------    ------------   -----------   ------------
Cost and Expenses
  Contract costs..........................    3,442,705       6,023,989     7,824,646      3,092,445
  Selling, general and administrative.....   10,899,572      23,849,385     9,034,490     12,304,191
  Research, engineering and development...    1,964,284       5,249,377     3,172,185      3,876,413
  Depreciation and amortization...........    2,265,126       4,714,227     4,007,208      7,458,928
  Purchased research and development......           --      19,500,000            --             --
  Goodwill write-down.....................           --       3,829,424            --             --
                                            -----------    ------------   -----------   ------------
                                             18,571,687      63,166,402    24,038,529     26,731,977
                                            -----------    ------------   -----------   ------------
Operating loss............................   (3,709,664)    (36,463,575)   (2,516,796)   (17,841,382)
Interest income, net......................      124,561         507,200         1,007        185,171
Gain on sale of marketable equity
  securities..............................           --       1,262,414            --             --
                                            -----------    ------------   -----------   ------------
Loss before income taxes..................   (3,585,103)    (34,693,961)   (2,515,789)   (17,656,211)
Income tax benefit........................      118,288              --            --             --
                                            -----------    ------------   -----------   ------------
Loss from Continuing Operations...........   (3,466,815)    (34,693,961)   (2,515,789)   (17,656,211)
                                            -----------    ------------   -----------   ------------
Loss from discontinued operations:
  Loss from operations of discontinued
     subsidiary...........................           --              --      (661,974)      (984,052)
  Gain from sale of discontinued
     subsidiary...........................           --              --       529,419             --
                                            -----------    ------------   -----------   ------------
                                                     --              --      (132,555)      (984,052)
                                            -----------    ------------   -----------   ------------
Net Loss..................................   (3,466,815)    (34,693,961)   (2,648,344)   (18,640,263)
Preferred stock dividend requirements.....     (116,318)       (349,883)     (347,048)      (249,625)
                                            -----------    ------------   -----------   ------------
Net Loss Applicable to Common Stock.......  $(3,583,133)   $(35,043,844)  $(2,995,392)  $(18,889,888)
                                            ===========    ============   ===========   ============
Loss Per Share
  Loss from continuing operations.........  $      (.20)   $      (2.36)  $      (.23)  $      (1.98)
                                            ===========    ============   ===========   ============
  Loss from discontinued operations.......  $        --    $         --   $      (.01)  $       (.11)
                                            ===========    ============   ===========   ============
  Net loss applicable to common stock.....  $      (.21)   $      (2.39)  $      (.27)  $      (2.12)
                                            ===========    ============   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 NON-
                              REDEEMABLE
                              PREFERRED     COMMON      CLASS B                                               ACCUMULATED
                                STOCK       STOCK     CONVERTIBLE    ADDITIONAL                                PREFERRED
                               $.01 PAR    $.01 PAR     COMMON        PAID-IN                     TREASURY       STOCK
                                VALUE       VALUE        STOCK        CAPITAL        DEFICIT        STOCK      DIVIDENDS
                              ----------   --------   -----------   ------------   ------------   ---------   -----------
Balance at August 31,
 1993.......................     $ --      $ 63,882    $ 24,159     $ 53,243,385   $(23,786,006)  $(454,140)  $       --
 Adjustment of common stock
   and compensation related
   to restricted stock
   grants...................       --           600          --          (83,100)            --          --           --
 Amortization of unearned
   compensation.............       --            --          --               --             --          --           --
 Issuance of common stock
   upon exercise of stock
   options..................       --           530          --           92,220             --          --           --
 Issuance of preferred
   stock....................      100            --          --        5,799,900             --          --           --
 Issuance of common stock
   upon acquisition of The
   Renaissance Group........       --        13,986          --        3,132,864             --          --           --
 Net loss for the year ended
   August 31, 1994..........       --            --          --               --    (18,640,263)         --           --
 Dividends on preferred
   stock....................       --            --          --         (249,625)            --          --      249,625
 Treasury stock contribution
   to retirement plan.......       --            --          --               --             --      31,780           --
                                  ---      --------    --------     ------------   ------------   ---------   ----------
Balance at August 31,
 1994.......................      100        78,998      24,159       61,935,644    (42,426,269)   (422,360)     249,625
 Issuance of common stock
   upon exercise of stock
   options..................       --         5,837          --        1,202,221             --          --           --
 Issuance of common stock
   upon exercise of stock
   options..................       --        12,500          --        4,987,500             --          --           --
 Legal expenses associated
   with issuance of common
   stock....................       --            --          --          (37,512)            --          --           --
 Dividends on preferred
   stock....................       --            --          --         (347,048)            --          --      347,048
 Net loss for the year ended
   August 31, 1995..........       --            --          --               --     (2,648,344)         --           --
                                  ---      --------    --------     ------------   ------------   ---------   ----------
Balance at August 31,
 1995.......................      100        97,335      24,159       67,740,805    (45,074,613)   (422,360)     596,673
 Issuance of common stock
   upon exercise of stock
   options..................       --         5,152          --          922,714             --          --           --
 Conversion of Class B
   Common Stock.............       --        24,159     (24,159)              --             --          --           --
 Issuance of common stock
   upon acquisition of
   Vicorp...................       --        31,018          --       29,490,559             --          --           --
 Foreign currency
   translation adjustment...       --            --          --               --             --          --           --
 Unearned compensation
   relating to restricted
   stock grants.............       --            --          --          470,020             --          --           --
 Amortization of unearned
   compensation.............       --            --          --               --             --          --           --
 Issuance of common stock...       --        15,000          --        8,610,000             --          --           --
 Dividends on preferred
   stock....................       --            --          --         (349,883)            --          --      349,883
 Net loss for the year ended
   August 31, 1996..........       --            --          --               --    (34,693,961)         --           --
                                  ---      --------    --------     ------------   ------------   ---------   ----------
Balance at August 31,
 1996.......................      100       172,664          --      106,884,215    (79,768,574)   (422,360)     946,556
 Issuance of common stock
   upon exercise of stock
   options..................       --         1,577          --        1,222,286             --          --           --
 Issuance of common stock
   upon acquisition of BFD
   Productions, Inc.........       --         2,723          --        1,653,110             --          --           --
 Foreign currency
   translation adjustment...       --            --          --               --             --          --           --
 Amortization of unearned
   compensation.............       --            --          --               --             --          --           --
 Dividends on preferred
   stock....................       --            --          --         (116,318)            --          --      116,318
 Net loss for the four
   months ended December 31,
   1996.....................       --            --          --               --     (3,466,815)         --           --
                                  ---      --------    --------     ------------   ------------   ---------   ----------
Balance at December 31,
 1996.......................     $100      $176,964          --     $109,643,293   $(83,235,389)  $(422,360)  $1,062,874
                                  ===      ========    ========     ============   ============   =========   ==========


                               CUMULATIVE
                                FOREIGN
                                CURRENCY
                              TRANSACTION      UNEARNED
                               ADJUSTMENT    COMPENSATION      TOTAL
                              ------------   ------------   ------------
Balance at August 31,
 1993.......................    $     --      $(114,842)    $ 28,976,438
 Adjustment of common stock
   and compensation related
   to restricted stock
   grants...................          --         82,500               --
 Amortization of unearned
   compensation.............          --         32,342           32,342
 Issuance of common stock
   upon exercise of stock
   options..................          --             --           92,750
 Issuance of preferred
   stock....................          --             --        5,800,000
 Issuance of common stock
   upon acquisition of The
   Renaissance Group........          --             --        3,146,850
 Net loss for the year ended
   August 31, 1994..........          --             --      (18,640,263)
 Dividends on preferred
   stock....................          --             --               --
 Treasury stock contribution
   to retirement plan.......          --             --           31,780
                                --------      ---------     ------------
Balance at August 31,
 1994.......................          --             --       19,439,897
 Issuance of common stock
   upon exercise of stock
   options..................          --             --        1,208,058
 Issuance of common stock
   upon exercise of stock
   options..................          --             --        5,000,000
 Legal expenses associated
   with issuance of common
   stock....................          --             --          (37,512)
 Dividends on preferred
   stock....................          --             --               --
 Net loss for the year ended
   August 31, 1995..........          --             --       (2,648,344)
                                --------      ---------     ------------
Balance at August 31,
 1995.......................          --             --       22,962,099
 Issuance of common stock
   upon exercise of stock
   options..................          --             --          927,866
 Conversion of Class B
   Common Stock.............          --             --               --
 Issuance of common stock
   upon acquisition of
   Vicorp...................          --             --       29,521,577
 Foreign currency
   translation adjustment...     355,416             --          355,416
 Unearned compensation
   relating to restricted
   stock grants.............          --       (470,020)              --
 Amortization of unearned
   compensation.............          --        150,811          150,811
 Issuance of common stock...          --             --        8,625,000
 Dividends on preferred
   stock....................          --             --               --
 Net loss for the year ended
   August 31, 1996..........          --             --      (34,693,961)
                                --------      ---------     ------------
Balance at August 31,
 1996.......................     355,416       (319,209)      27,848,808
 Issuance of common stock
   upon exercise of stock
   options..................          --             --        1,223,863
 Issuance of common stock
   upon acquisition of BFD
   Productions, Inc.........          --             --        1,655,833
 Foreign currency
   translation adjustment...         332             --              332
 Amortization of unearned
   compensation.............          --        199,092          199,092
 Dividends on preferred
   stock....................          --             --               --
 Net loss for the four
   months ended December 31,
   1996.....................          --             --       (3,466,815)
                                --------      ---------     ------------
Balance at December 31,
 1996.......................    $355,748      $(120,117)    $ 27,461,113
                                ========      =========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOUR
                                                         MONTHS
                                                         ENDED                 YEAR ENDED AUGUST 31,
                                                      DECEMBER 31,   -----------------------------------------
                                                          1996           1996          1995           1994
                                                      ------------   ------------   -----------   ------------
Cash Flows -- Operating Activities:
  Net loss..........................................   $(3,466,815)  $(34,693,961)  $(2,648,344)  $(18,640,263)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization...................     2,265,126      4,714,227     4,007,208      7,458,928
    Purchased research and development..............            --     19,500,000            --             --
    Goodwill write-down.............................            --      3,829,424            --             --
    Provision for losses on accounts receivable.....       278,687      1,196,412       159,387         37,335
    Provision for materials obsolescence............            --             --            --        885,002
    Gain from sale of discontinued subsidiary.......            --             --      (529,419)            --
    Amortization of unearned compensation...........       199,092        150,811            --         32,342
    Realization of deferred revenue.................      (481,272)    (1,448,588)     (539,821)            --
    Treasury stock activity.........................            --             --            --         31,780
    Change in current assets and liabilities, net of
      business acquisitions:
      (Increase) decrease in accounts and contracts
         receivable.................................    (5,796,096)     7,745,048    (1,012,144)    (1,056,632)
      (Increase) decrease in costs and estimated
         earnings in excess of billings.............       167,556     (2,093,285)   (1,139,249)     5,817,184
      (Increase) decrease in supplies and other
         current assets.............................      (129,440)       519,491       568,160        218,527
      Increase (decrease) in accounts payable.......       139,256     (3,403,718)   (1,706,670)     1,720,600
      Increase (decrease) in accrued expenses.......      (937,652)    (2,546,486)     (577,440)       293,095
      Increase (decrease) in customer deposits......            --             --      (355,991)       299,772
      Increase in billings in excess of earnings on
         incomplete contracts.......................       856,954      2,896,178            --             --
      Increase (decrease) in deferred revenue.......     1,055,420     (3,477,991)     (426,800)      (142,757)
                                                       -----------   ------------   -----------   ------------
         Net cash used in operating activities......    (5,849,184)    (7,112,438)   (4,201,123)    (3,045,087)
                                                       -----------   ------------   -----------   ------------
Cash Flows -- Investing Activities:
  Purchase of property, plant and equipment.........      (513,598)    (1,995,353)   (1,514,475)    (2,305,220)
  Purchase of other assets..........................            --       (226,685)           --             --
  Purchase of consolidated subsidiaries, net of cash
    acquired........................................    (1,447,466)            --            --     (3,346,913)
  Cash acquired in acquisition......................                    4,403,000            --             --
  Proceeds from sale of discontinued subsidiary.....            --             --     1,009,756             --
                                                       -----------   ------------   -----------   ------------
         Net cash provided by (used in) investing
           activities...............................    (1,961,064)     2,180,962      (504,719)    (5,652,133)
                                                       -----------   ------------   -----------   ------------
Cash Flows -- Financing Activities:
  Proceeds from note payable........................            --             --            --      5,000,000
  Repayment of note payable.........................      (986,047)      (149,675)   (2,952,933)       (97,820)
  Proceeds from issuance of capital stock...........     1,223,863      9,552,866     6,170,546      5,892,750
                                                       -----------   ------------   -----------   ------------
         Net cash provided by financing
           activities...............................       237,816      9,403,191     3,217,613     10,794,930
                                                       -----------   ------------   -----------   ------------
  Net increase (decrease) in cash...................    (7,572,432)     4,471,715    (1,488,229)     2,097,710
  Cash at beginning of period.......................    12,174,250      7,702,535     9,190,764      7,093,054
                                                       -----------   ------------   -----------   ------------
  Cash at end of period.............................   $ 4,601,818   $ 12,174,250   $ 7,702,535   $  9,190,764
                                                       ===========   ============   ===========   ============
Supplemental Non-Cash Information:
  Accrued dividends on preferred stock..............   $   116,318   $    349,883   $   347,048   $    249,625
  Issuance of stock for purchase of subsidiary......     1,655,833     29,521,577            --      3,146,850
  Conversion of note payable to deferred revenue....            --             --     2,047,067             --
  Issuance of common stock as compensation..........            --        470,020        33,726             --

  The accompanying notes are an integral part of these consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Precision Systems, Inc. ("PSI"), is a global company which, together with its direct and indirect wholly-owned and controlled subsidiaries, (the "Company"), collectively delivers proven solutions to telecommunications service providers and major corporations. The Company's software and hardware products support calling cards, prepaid cards, enhanced toll-free and freephone services, call center solutions, and service bureau services. In addition, the Company supports its products through maintenance contracts.

     On September 30, 1996, the Company elected to change its year end from August 31 to December 31. This change was made effective December 31, 1996.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies of the Company consistently applied in the preparation of the accompanying consolidated financial statements:

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and commercial paper with original maturities at time of acquisition of three months or less.

CONSOLIDATION

     The accompanying consolidated financial statements include the consolidated operations of PSI and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

ESTIMATES AND ASSUMPTIONS

     The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provisions for bad debts, depreciable lives for property, plant, and equipment, amortization period for intangible assets, and costs and profits associated with long-term contracts. Actual results may differ from these estimates.

LONG-TERM CONTRACT

     Certain of the Company's contract revenues and anticipated profits are recognized using the percentage-of-completion method, based on contract costs incurred to date compared with the Company's estimate of total contract costs and profit. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance such as indirect labor, supplies and depreciation. Revisions in estimated profits are made in the month in which the circumstances requiring the revision become known. Should a loss on the contract become anticipated, the entire amount of estimated loss on the contract would be recorded in the period in which it becomes known.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation on property and equipment is provided for in amounts sufficient to allocate the costs of depreciable assets to operations over their estimated service lives as follows:

                                                               YEARS
                                                              --------
Land improvements...........................................        18
Building and improvements...................................  10 to 30
Computer equipment..........................................    3 to 4
Furniture and office equipment..............................   5 to 10

     For income tax reporting purposes, certain of these assets are depreciated using accelerated methods.

PRODUCT WARRANTY

     The Company warrants its products for between three-month to one-year periods of time after the initial sale. Estimated costs related to such warranties are accrued when the products are sold.

REVENUE RECOGNITION

     Revenues, other than from long-term contracts, generally are recognized when the products are delivered or the service has been rendered. Revenue from long-term contracts are recognized under the percentage-of-completion method on the basis of physical completion to date. This method is used because management considers physical completion to be the best available measure of the progress on these contracts. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance and are included in contract costs in the consolidated statements of operations. Revenue from post-contract customer support is recognized ratably over the service period. Revenue from software licenses is recognized upon delivery of the software.

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

CREDIT RISK

     Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with a high-credit quality financial institution. For its accounts receivable, the Company extends unsecured credit to both domestic and international customers. While the Company does have a concentration of credit with respect to these cash investments and accounts receivable, the Company does not feel that it is exposed to significant risk of loss from such.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and long-term debt approximates their fair values at December 31, 1996, August 31, 1996 and 1995.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

LOSS PER SHARE

     Loss per share for the four months ended December 31, 1996 and the fiscal years ended August 31, 1996, 1995, and 1994, has been computed based upon the weighted average common shares outstanding of 17,428,861, 14,677,220, 10,965,640, and 8,936,003, respectively. The loss per share calculation does not include preferred convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive.

RESTRUCTURING CHARGES

     During fiscal 1996, in an effort to reduce overhead and cut costs, the Company terminated the employment of approximately 55 individuals. The effect of the severance charges associated with these terminations was to increase the Company's selling, general and administrative expenses by approximately $1,100,000. As of December 31, 1996 and August 31, 1996, approximately $77,500 and $1,100,000, respectively, of such charges are included in accrued payroll and related liabilities on the Company's balance sheet.

RECLASSIFICATIONS

     Certain amounts for previous years have been reclassified to conform with the December 31, 1996 presentation.

3.  ACCOUNTS AND CONTRACTS RECEIVABLE

                                                                                 AUGUST 31,
                                                           DECEMBER 31,   ------------------------
                                                               1996          1996          1995
                                                           ------------   -----------   ----------
Accounts and contracts receivable........................  $13,932,134    $ 7,528,717   $4,581,144
Allowance for doubtful accounts..........................   (1,532,134)    (1,253,347)    (153,561)
                                                           -----------    -----------   ----------
                                                           $12,400,000    $ 6,275,370   $4,427,583
                                                           ===========    ===========   ==========

4.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                                 AUGUST 31,
                                                           DECEMBER 31,   ------------------------
                                                               1996          1996          1995
                                                           ------------   -----------   ----------
Expenditures on uncompleted contracts....................  $ 2,418,226    $ 2,979,877   $  854,437
Estimated earnings on uncompleted contracts..............      646,752        252,657      284,812
                                                           -----------    -----------   ----------
                                                             3,064,978      3,232,534    1,139,249
Less actual and allowable billings on uncompleted
  contracts..............................................   (3,753,132)    (2,896,178)          --
                                                           -----------    -----------   ----------
                                                           $  (688,154)   $   336,356   $1,139,249
                                                           ===========    ===========   ==========

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

5.  SUPPLIES AND OTHER CURRENT ASSETS

     Supplies and other current assets consist of the following:

                                                                         AUGUST 31,
                                                   DECEMBER 31,   ------------------------
                                                       1996          1996          1995
                                                   ------------   -----------   ----------
Materials to be used in fulfilling contracts.....  $   553,424    $   550,067   $  999,846
Prepaid expenses.................................    1,075,949        940,953      164,665
                                                   -----------    -----------   ----------
                                                   $ 1,629,373    $ 1,491,020   $1,164,511
                                                   ===========    ===========   ==========

6.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                         AUGUST 31,
                                                   DECEMBER 31,   ------------------------
                                                       1996          1996          1995
                                                   ------------   -----------   ----------
Goodwill (see Note 16)...........................  $24,308,172    $20,316,703   $6,981,714
Developed technology value.......................    3,090,000      3,090,000           --
Assembled work force value.......................      890,000        890,000           --
Software licenses................................      306,412        312,443           --
Patents..........................................           --             --       49,862
                                                   -----------    -----------   ----------
                                                    28,594,584     24,609,146    7,031,576
Less accumulated amortization....................    9,944,597      8,771,933      572,761
                                                   -----------    -----------   ----------
                                                   $18,649,987    $15,837,213   $6,458,815
                                                   ===========    ===========   ==========

     Goodwill associated with acquired subsidiaries is amortized over five to fifteen-year periods. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of future discounted cash flows. The Company determined that a material impairment of goodwill related to its purchase of The Renaissance Group existed at August 31, 1996 and recorded a provision of $3,829,424 to write down such goodwill to its realizable value. Software licenses and patent costs are recorded at cost and amortized over the expected useful lives of the assets, varying from two to five years. Amortization expenses associated with intangible assets were $1,225,708, $2,389,848, $551,607, and $188,486 for the four months ended December 31, 1996 and the years ended August 31, 1996, 1995, and 1994, respectively.

7.  INCOME TAXES

     The components of income tax (benefit) are as follows:

                                                           FOUR MONTHS       YEARS ENDED
                                                              ENDED           AUGUST 31,
                                                           DECEMBER 31,   ------------------
                                                               1996       1996   1995   1994
                                                           ------------   ----   ----   ----
Current payable (receivable).............................   $(118,288)     $--    $--    $--
Deferred.................................................          --      --     --     --
                                                            ---------      --     --     --
                                                            $(118,288)     $--    $--    $--
                                                            =========      ==     ==     ==

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

     A reconciliation of total income tax expense (benefit) to amounts computed by applying the statutory federal income tax rate to losses before income taxes is as follows:

                                    FOUR MONTHS
                                       ENDED                                  YEARS ENDED AUGUST 31,
                                   DECEMBER 31,         ------------------------------------------------------------------
                                       1996                     1996                   1995                   1994
                                -------------------     --------------------     -----------------     -------------------
                                  AMOUNTS       %         AMOUNTS        %        AMOUNTS      %         AMOUNT        %
                                -----------   -----     ------------   -----     ---------   -----     -----------   -----
Income tax benefit at the
  federal statutory rate......  $(1,293,014)  (35.0)%   $(12,129,302)  (35.0)%   $(880,526)  (35.0)%   $(6,524,092)  (35.0)%
Amortization and write-off of
  goodwill and other acquired
  intangibles.................      333,012     9.0        8,868,990    26.0            --      --              --      --
Increase in valuation
  allowance...................      760,166    20.6        4,200,372    12.0       880,526    35.0       6,524,092    35.0
State income taxes, net of
  federal tax benefit.........           --      --         (344,910)   (1.0)           --      --              --      --
Other.........................       81,548     2.2         (595,150)   (2.0)%          --      --              --      --
                                -----------   -----     ------------   -----     ---------   -----     -----------   -----
                                $  (118,288)   (3.2)%   $         --      --%    $      --      --%    $        --      --%
                                ===========   =====     ============   =====     =========   =====     ===========   =====

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $35,000,000 for U.S. federal income tax purposes expiring through 2011 and $9,200,000 for foreign tax purposes of which $4,400,000 is expiring through 2005 and $4,800,000 is available indefinitely. The Company intends to continue to indefinitely reinvest earnings of its foreign subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset are as follows:

                                                                    AUGUST 31,
                                            DECEMBER 31,    ---------------------------
                                                1996           1996            1995
                                            ------------    -----------    ------------
Tax loss carryforwards....................  $ 15,924,000    $15,457,000    $  9,920,000
Depreciation..............................      (173,000)       639,000         345,000
Reserves not currently deductible.........       704,000        566,000         415,000
Stock option compensation.................     1,138,000        787,000              --
Other.....................................       407,000        331,000         131,000
                                            ------------    -----------    ------------
Total gross deferred tax asset............    18,000,000     17,780,000      10,811,000
Less: valuation allowance.................   (18,000,000)   (17,780,000)    (10,811,000)
                                            ------------    -----------    ------------
                                            $         --    $        --    $         --
                                            ============    ===========    ============

     A portion of the deferred tax asset in the amount of $1,138,000 is related to the tax effects of stock option compensation. This benefit, when recognized, will be classified in the stockholders' equity section of the balance sheet.

     Pursuant to the Distribution (see Note 13), the Company and HSN have entered into a Tax Sharing Agreement ("Tax Sharing Agreement"). The Tax Sharing Agreement provides that if, as a result of adjustments to HSN's tax position for periods prior to the Distribution, caused by a tax audit or otherwise, there would have been a corresponding increase or decrease in the deferred tax liability account of the Company as of the date of Distribution, then the Company will receive a cash payment from HSN (or make a cash payment to HSN) in the amount of such increase (or decrease).

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        AUGUST 31,
                                                 DECEMBER 31,   --------------------------
                                                     1996          1996           1995
                                                 ------------   -----------   ------------
Note payable to shareholder, interest at 6
  percent, unsecured and due January, 1997.....  $   698,127    $ 1,148,127   $         --
Note payable, interest at 5 percent, and due
  February, 1997...............................    1,269,475      1,269,475             --
Capital lease obligation, interest rates
  varying from 6 percent to 9 percent;
  collateralized by assets with net book value
  of approximately $500,000....................      776,062        708,723             --
                                                 -----------    -----------   ------------
                                                   2,743,664      3,126,325             --
Less current portion...........................   (2,374,287)    (2,845,598)            --
                                                 -----------    -----------   ------------
                                                 $   369,377    $   280,727   $         --
                                                 ===========    ===========   ============

     Annual principal maturities for years subsequent to December 31, 1996, are as follows:

1997........................................................  $2,374,287
1998........................................................     332,955
1999........................................................      30,012
2000........................................................       6,410
                                                              ----------
                                                              $2,743,664
                                                              ==========

9. COMMITMENTS AND CONTINGENCIES

     The Company has annual commitments under non-cancelable operating leases for years subsequent to December 31, 1996 (rental expense of $382,508, $1,279,622, $375,662 and $211,261 for the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995, and 1994, respectively) as follows:

1997........................................................  $1,343,501
1998........................................................     786,924
1999........................................................     228,420
2000........................................................         100
2001 and thereafter.........................................          --
                                                              ----------
                                                              $2,358,945
                                                              ==========

10.  STOCKHOLDERS' EQUITY

     The Company's amended Certificate of Incorporation provides that the holders of both classes of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. During July 1996, RMS Limited Partnership, the sole owner of the Company's Class B Common Stock, elected to convert all of its Class B Common Stock into an equal number of shares of the Company's regular Common Stock in accordance with the provisions of the Company's Certificate of Incorporation. The Class B Common Stock converted was retired and is not subject to reissue. As a consequence of the conversion, all of the Company's Common Stock currently outstanding or eligible to be issued under the Company's restated Certificate of Incorporation now votes as a single class on a one vote per share basis on all matters submitted to shareholders.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

     Pursuant to the Company's Stock Option and Restricted Stock Plan, 100,000 and 50,000 shares of restricted stock were granted in October 1992 to the Company's former Chairman of the Board and to the President and Chief Executive Officer, respectively. In connection therewith, the Company recorded $140,625 of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant dates. The shares vest in five equal installments beginning July 13, 1993. The amount amortized relating to the unearned compensation was $32,342 for the year ended August 31, 1994. In connection with the resignation of certain officers of the Company, 90,000 shares of restricted stock were retired during the year ended August 31, 1994. As a result, unearned compensation of $82,500 was eliminated and restored to additional paid-in capital, along with the par value of $600. During the year ended August 31, 1995, the restriction on the remaining 60,000 shares was rescinded by the Company's Board of Directors.

     During the year ended August 31, 1996, the Company issued 27,450 shares of restricted stock to three of its executive officers. In connection therewith, the Company recorded $243,618 of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant date. The shares originally vested in three equal installments beginning February 1996. In connection with the resignation of certain officers of the Company, 11,764 shares of the restricted stock became automatically fully vested. As a result, compensation expense of $150,811 was recognized during the year ended August 31, 1996, in connection with such restricted stock grants.

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

     During the year ended August 31, 1994, the Company issued 10,003 shares of treasury stock to The Precision Systems, Inc. Retirement Savings plan. Accordingly, $31,780 of compensation expense and a corresponding reduction in the treasury stock balance was recorded during the year ended August 31, 1994.

     On December 13, 1993, RMS Limited Partnership ("RMS") purchased 10,000 shares of the Company's non-voting Series A Preferred Stock, par value $.01 per share with a liquidation preference of $580 per share (the "Stated Value") from PSi for $5,800,000. The preferred shares are convertible into Common Stock of the Company at the election of the holders at any time following December 31, 1994, at a conversion price of $4.76 per share. A cumulative dividend of 6 percent per year is payable quarterly on the preferred shares prior to the payment of any other dividends. Interest accrues on accumulated but unpaid dividends at the rate of 6 percent yearly compounded quarterly. The Series A Preferred Stock is redeemable, in whole or part, at the option of the Company following December 31, 1994, at 100 percent of the Stated Value plus accrued dividends and interest. The designation of preferences relating to the Series A Preferred Stock include restrictions relating to the issuance of any shares senior to the preferred shares, the increase in the authorized number of preferred shares, the payment of dividends on junior classes of stock and the incurrence of indebtedness.

     The Company acquired The Renaissance Group, Inc. ("TRG") in July 1994 in exchange for $3,750,000 in cash, 1,398,600 shares of PSI common stock and options to acquire 101,400 shares of PSI common stock (see Note 16).

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

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

     Vicorp shareholders received 29.46 shares of the Company's common stock for each share of Vicorp stock. The discounted exchange value of the shares to be issued to Vicorp holders and the value of options to be issued to Vicorp employees, together with an agreement to pay certain obligations of Vicorp, equaled approximately $32,000,000. The agreement includes a lock-up provision and a right of first refusal back to the Company on certain shares of the Company's stock that, as a result of this transaction, are held by certain current Vicorp shareholders. The acquisition has been accounted for using the purchase method of accounting.

     The Company acquired BFD Productions, Inc. ("BFD") in October 1996 for approximately $1,500,000 in cash and approximately 272,000 shares of newly-issued Common Stock for a total purchase price of approximately $3,200,000 in exchange for all of the capital stock of BFD. The acquisition was accounted for using the purchase method of accounting.

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

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

     The Company has granted options to purchase common stock under option plans as follows:

                                                                                 WEIGHTED
                                               STOCK OPTION PLAN                 AVERAGE
                                 ---------------------------------------------   EXERCISE
                                  EMPLOYEE PLAN    DIRECTORS' PLAN     TOTAL      PRICE
                                 ---------------   ---------------   ---------   --------
Authorized.....................        4,500,000           500,000   5,000,000
                                 ---------------   ---------------   ---------
Outstanding -- August 31,
  1993.........................          899,000            50,000     949,000    $ 1.73
  Granted......................        1,521,450            50,000   1,571,450      2.25
  Exercised ($.01 to $1.75 per
     share)....................          (53,000)               --     (53,000)     1.04
  Canceled                              (645,934)               --    (645,934)     1.33
                                 ---------------   ---------------   ---------
Outstanding -- August 31,
  1994.........................        1,721,516           100,000   1,821,516      2.29
  Granted......................          544,988            50,000     594,988      3.78
  Exercised ($.01 to $4.88 per
     share)....................         (667,749)          (25,000)   (692,749)     2.07
  Canceled.....................         (184,239)               --    (184,239)     3.01
                                 ---------------   ---------------   ---------
Outstanding -- August 31,
  1995.........................        1,414,516           125,000   1,539,516      2.76
  Granted......................        1,426,356           125,000   1,551,356      8.89
  Exercised ($.01 to $15.50 per
     share)....................         (348,470)          (25,000)   (373,470)     2.14
  Canceled.....................         (158,636)               --    (158,636)     4.97
                                 ---------------   ---------------   ---------
Outstanding -- August 31,
  1996.........................        2,333,766           225,000   2,558,766      6.26
                                 ---------------   ---------------   ---------
  Granted......................          397,000                --     397,000      6.73
  Exercised ($.01 to $9.0 per
     share)....................  $      (112,154)  $            --    (112,154)     1.52
  Canceled.....................         (236,964)               --    (236,964)    10.31
                                 ---------------   ---------------   ---------
Outstanding -- December 31,
  1996.........................        2,381,648           225,000   2,606,648      6.17
                                 ===============   ===============   =========
Number exercisable.............        1,234,241           121,665   1,355,906
                                 ===============   ===============   =========
Exercise price at August 31,
  1994.........................  $.875 -- $4.875   $1.98 -- $3.2125
Exercise price at August 31,
  1995.........................   $.010 -- $7.50   $1.98 -- $7.375
Exercise price at August 31,
  1996.........................  $.010 -- $14.625  $1.98 -- $14.500
Exercise price at December 31,
  1996.........................  $.010 -- $14.625  $1.98 -- $15.750

     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option and restricted stock plans. Had compensation costs for the Company's stock option and restricted stock plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method prescribed by Financial Accounting Standard Board Statement 123, the Company's net loss and earnings per share on a pro forma basis would have been:

                                                  FOUR MONTHS
                                                     ENDED            YEAR ENDED
                                               DECEMBER 31, 1996    AUGUST 31, 1996
                                               -----------------    ---------------
Net loss.....................................     $(4,288,000)       $(36,407,000)
Loss per share from continuing operations....     $      (.25)       $      (2.48)

     The fair value of each stock option and restricted stock grant was estimated using the Black-Scholes options-pricing model. The following assumptions were used for the four months ended December 31, 1996

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES and for the year ended August 31, 1996, respectively: (1) risk-free interest rates of 5.7% and 6.0%; (2) volatility of 68.4% and 68.8% and (3) expected lives of 2.6 and 2.9 years. Results can vary materially depending on the assumptions applied within the model and the resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in the future.

12.  BENEFITS PLANS

     The Company's Board of Directors authorized the establishment of the Precision Systems, Inc. Retirement Savings Plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. Matching employer contributions made during the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995 and 1994 were $0, $0, $0 and $31,780, respectively.

     In association with the Vicorp acquisition, certain United States based employees are covered by the Vicorp Interactive Systems ("VIS") Retirement Savings Plan pursuant to Internal Revenue Code Section 401(k). Under such plan, participating employees may defer a certain percent of their pre-tax salary but not more than statutory limits. VIS contributes $.25 for each $1.00 a participant contributes within a maximum contribution of 3 percent of a participant's earnings. Matching employer contributions made during the four months ended December 31, 1996 and for the year ended August 31, 1996 were approximately $26,000 and $40,000, respectively.

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

     Historically, activity with Home Shopping Network, Inc. ("HSN") had been presented as affiliate transactions. Due to ownership interest changes of former common shareholders, HSN is no longer considered a related party and all amounts of disclosures relating to the change have been reclassified and/or modified. The following information relates to certain historical relationships between the Company and HSN.

DISTRIBUTION AGREEMENT

     The Company and HSN entered into the Distribution Agreement (the "Distribution"), which provides for, among other things, the principal corporate transaction required to effect the Distribution, the division between HSN and the Company of certain liabilities, and certain other agreements governing the relationship between HSN or its subsidiaries and the Company following the Distribution. The Distribution Agreement provides for cooperation between HSN and the Company in obtaining initial insurance coverage for the Company after the Distribution and provides for allocation of benefits under existing insurance policies between HSN and the Company. To date, no claim has resulted which would be governed by the Distribution Agreement.

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

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

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

SOFTWARE LICENSE AGREEMENT

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

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

14.  SEGMENT INFORMATION

                                           FOUR MONTHS
                                              ENDED                YEARS ENDED AUGUST 31,
                                           DECEMBER 31,   -----------------------------------------
                                               1996           1996          1995           1994
                                           ------------   ------------   -----------   ------------
Revenues:
  U.S. operations........................  $  5,651,027   $ 18,275,706   $21,521,733   $  8,890,595
  European operations....................     8,617,025     15,359,123            --             --
  Other international operations.........       856,896        326,454            --             --
  Eliminations...........................      (262,925)    (7,258,456)           --             --
                                           ------------   ------------   -----------   ------------
          Total..........................  $ 14,862,023   $ 26,702,827   $21,521,733   $  8,890,595
                                           ============   ============   ===========   ============
Operating loss:
  U.S. operations........................  $ (3,430,521)  $(14,581,367)  $(2,516,796)  $(17,841,382)
  European operations....................      (693,560)   (21,768,987)           --             --
  Other international operations.........       414,417       (113,221)           --             --
  Eliminations...........................            --             --            --             --
                                           ------------   ------------   -----------   ------------
          Total..........................  $ (3,709,664)  $(36,463,575)  $(2,516,796)  $(17,841,382)
                                           ============   ============   ===========   ============
Identifiable assets:
  U.S. operations........................  $ 25,802,225   $ 16,876,684   $27,327,925   $ 30,410,378
  European operations....................    21,904,526     29,193,442            --             --
  Other international operations.........     2,115,000      1,487,220            --             --
  Eliminations...........................      (627,376)            --            --             --
                                           ------------   ------------   -----------   ------------
          Total..........................  $ 49,194,375   $ 47,557,346   $27,327,925   $ 30,410,378
                                           ============   ============   ===========   ============

15.  SIGNIFICANT CUSTOMERS

     During the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995 and 1994 a substantial portion of the Company's revenues have come from MCI and HSN and its various affiliates. The dollar and percentage amounts are as follows:

                                                                                    AUGUST 31,
                             DECEMBER 31,         ------------------------------------------------------------------------------
                                 1996                       1996                       1995                       1994
                       ------------------------   ------------------------   ------------------------   ------------------------
                         DOLLARS     PERCENTAGE     DOLLARS     PERCENTAGE     DOLLARS     PERCENTAGE     DOLLARS     PERCENTAGE
                       -----------   ----------   -----------   ----------   -----------   ----------   -----------   ----------
MCI..................  $   873,324       5.9%     $11,875,428      44.5%     $13,683,303      63.6%     $ 6,238,601      70.2%
HSN..................      481,766       3.2        1,504,632       5.6        1,909,354       8.9        2,544,032      28.6
Other customers......   13,506,933      90.9       13,322,767      49.9        5,929,076      27.5          107,962       1.2
                       -----------     -----      -----------     -----      -----------     -----      -----------     -----
        Total          $14,862,023       100%     $26,702,827     100.0%     $21,521,733     100.0%     $ 8,890,595     100.0%
                       ===========     =====      ===========     =====      ===========     =====      ===========     =====

16.  BUSINESS ACQUISITIONS/DISPOSALS

     On June 30, 1993, the Company acquired Active Designs Inc. for approximately $150,000 in cash, assumption of $150,000 in accounts payable and a $100,000 non-interest bearing note due January 1, 1994. Subsequent to the acquisition, Active Designs, Inc. was renamed Interactive Services, Inc. Effective April 30, 1995, certain assets, liabilities, and the business of Interactive Services, Inc., were sold to EarthCall Communications Corporation for approximately $1,000,000 in cash and the assumption of certain liabilities. The gain on disposition of such activity in the amount of $529,419 has been accounted for as a gain from sale of discontinued subsidiary. Revenues of Interactive Services, Inc., for the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995 and 1994, were $0, $0, $1,607,100, and
$789,555, respectively.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

     The Company acquired The Renaissance Group, Inc. in July 1994 in exchange for $3,750,000 in cash, 1,398,600 shares of PSI common stock with a market value of $3,375,000 and options to acquire 101,400 shares of PSI common stock for $.01 per share, which collectively is a purchase price of $7,125,000. Additionally, during the year ended August 31, 1995, PSI paid state and federal income taxes of $138,547 relating to the operation of TRG for the period from January 1, 1994, through July 24, 1994. TRG provides enhanced services for network based platforms and applications. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $638,000) and the liabilities assumed ($363,817) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets of TRG by approximately $6,900,000 which was assigned to goodwill. The operating results of TRG for the period from July 25, 1994 to August 31, 1994 are included in the Company's consolidated results of operations for the year ended August 31, 1994.

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

     The purchase price allocation among the assets acquired and liabilities assumed in the acquisition of Vicorp are as follows:

Cash........................................................  $ 4,403,000
Accounts receivable.........................................   10,766,000
Other current assets........................................      846,000
                                                              -----------
          Total current assets..............................   16,015,000
                                                              -----------
Accounts payable............................................   (5,367,000)
Accrued expenses............................................   (6,514,000)
Other current liabilities...................................   (5,240,000)
                                                              -----------
          Total current liabilities.........................  (17,121,000)
                                                              -----------
          Net current liabilities...........................   (1,106,000)
Long-term assets............................................    5,386,000
Long-term liabilities.......................................   (3,749,000)
Developed technology value..................................    3,090,000
Assembled work force value..................................      890,000
Purchased research and development..........................   19,500,000
Goodwill....................................................    8,423,985
                                                              -----------
          Total purchase price..............................  $32,434,985
                                                              ===========

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

     The Company acquired BFD in October 1996 for cash and approximately 272,000 shares of newly-issued Common Stock for a total purchase price of approximately $3,400,000 in exchange for all of the capital stock of BFD. The acquisition will be accounted for using the purchase method of accounting. This purchase price of $3,394,749 was comprised of $1,500,000 in cash, Company common stock valued at $1,655,833, and other direct acquisition costs totaling $238,916.

     The purchase price allocation among the assets acquired and liabilities assumed in the acquisition of BFD are as follows:

Current assets..............................................  $   697,000
Current liabilities.........................................   (1,392,000)
                                                              -----------
Net current liabilities.....................................     (695,000)
Long-term assets............................................      832,000
Long-term liabilities.......................................     (337,000)
Goodwill....................................................    3,594,749
                                                              -----------
          Total purchase price..............................  $ 3,394,749
                                                              ===========

     The following unaudited pro-forma summary presents the Company's results of operations as if the BFD acquisition had occurred at the beginning of the period presented. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results that may occur in the future. This method of combining the companies is for the presentation of unaudited pro-forma summary results of operations. Actual statements of operations of the Company and of BFD were combined from the effective date of the acquisition forward, with no retroactive restatement.

            PRO-FORMA UNAUDITED FOUR MONTHS ENDED DECEMBER 31, 1996

Revenue.....................................................  $15,119,530
                                                              ===========
Net loss....................................................   (3,510,055)
                                                              ===========
Net loss per common share...................................         (.20)
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

     On October 25, 1996 Russell I. Pillar resigned as the Company's President and Chief Executive Officer. On December 10, 1996, Mr. Pillar resigned from the Company's Board of Directors.

     John D. Loewenberg did not stand for reelection as Chairman of the Board of the Company. Richard T. Liebhaber was elected as the Company's new Chairman of the Board of the Company as of June 1996. During February 1997, Mr. Liebhaber resigned as Chairman of the Board and was replaced by Willem Huisman.

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

     Intervoice, Inc. v. Precision Systems, Inc. and Vicorp Interactive Systems, Inc. On April 11, 1996 Intervoice, Inc. ("INTV") filed suit against Precision Systems, Inc. ("PSI") in the Federal District Court for the Northern District of Texas (Dallas) alleging infringement of various U.S. Patents owned by INTV, namely Patents 5,469,500, 5,255,305, and 5,243,643. These Patents encompass certain call processing methods and technologies. The suit prays for an unspecified amount of damages and for injunctive relief. On August 20, 1996, Vicorp Interactive System, Inc. ("VIS"), a wholly-owned subsidiary of Vicorp, was joined in the suit as a co-defendant as to Patent 5,469,500 only, and an additional claim of breach of confidentiality was asserted by INTV against VIS. On February 21, 1997, INTV further amended its complaint to remove PSI's Uniport
6.1 from, and to include VIS into, the lawsuit with respect to the "305" and "643" patents. In this second amended complaint, INTV also asserted a Lanham Act ("false advertising") claim against both PSI and VIS. The Company notified Alta Investissements, S.A. ("Alta") of the claims against VIS for purposes of indemnification of PSI under the terms of the Share Exchange Agreement of April 13, 1996 between the Company and Alta relating to the purchase of a controlling interest in Vicorp. The parties to the suit are currently in discovery and the matter has been rescheduled for trial in December, 1997. The Company has defenses and will vigorously defend.

     Daniel Schultz v. Precision Systems, Inc. et al. On October 8, 1996, Daniel Schultz, a holder of Vicorp shares and options (the "plaintiff") filed a three-count complaint against the Company; Russell I. Pillar; John Loewenberg; Alta Investissements, S.A. ("Alta"), Didier Primat; Primwest Holding N.V.; and Ian Dalziel, in a civil action in the United States District Court for the Middle District of Florida, Tampa Division (the "Federal Action"). In count one, the plaintiff alleges that the Company and Messrs. Pillar and Loewenberg fraudulently induced him to assist the Company in its acquisition of Vicorp by representing to him that he would receive an executive position with Vicorp if the acquisition was successful. In counts two and three, the plaintiff alleges that all the defendants intentionally interfered with his prospective economic advantage, and conspired to do so, by impairing his ability to exercise his Vicorp options and his ability to convert his Vicorp shares into shares of the stock of the Company. The complaint alleges that the plaintiff has suffered damages in excess of $2 million, and requests compensatory and punitive damages. On October 28, 1996, a motion was filed by the Company and Mr. Pillar seeking the dismissal of the action on the grounds that the United States District Court lacks jurisdiction over the subject matter of the action, and on December 2, 1996, the plaintiff's counsel filed a notice of non-opposition to the motion. As a result, the Federal Action was dismissed. On December 4, 1996, plaintiff filed a complaint in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida (the "Florida Action") asserting the same claims as set forth in the Federal Action. The Company has not yet responded to the Complaint in the Florida Action. Management has not undertaken a full evaluation of the merits of the plaintiff's claims. The Company has notified Alta of its claim for indemnification pursuant to the terms of the Share Exchange Agreement dated April 13, 1996 between the Company and Alta.

     Daniel Gilbert Schultz v. Vicorp et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles ("Court"), on March 29, 1996. The plaintiff filed a petition denominated a "complaint in summary process" against Vicorp and Alta. The Company is not a party to this proceeding. In this action, the plaintiff alleged that Vicorp had denied him access to the books and records of Vicorp, and that Alta (as the then controlling shareholder in Vicorp) had both refused to provide him access to Vicorp's records and refused to give him information on Alta's negotiations with third parties for the sale of its shares of Vicorp stock. The plaintiff further alleged that these actions impaired his ability to exercise certain put and call options that he held with respect to certain shares of the stock of Vicorp. The plaintiff sought various court

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES orders requiring Alta and Vicorp to provide certain financial data to him, to record in the Vicorp share register the option he held, and to accept and pay for certain of the Plaintiff's shares that were the subject of a put option. The plaintiff also sought an order prohibiting Alta from reducing its ownership interest in Vicorp. On May 17, 1996, the Court dismissed all of the plaintiff's claims. The plaintiff appealed to the Court of Appeals of the Netherlands Antilles and Aruba. The appeal has been fully briefed and argued. Under the terms of the Share Exchange Agreement dated April 13, 1996 between the Company and Alta (the "Exchange Agreement"), Alta has agreed to indemnify the Company against any losses arising in connection with pending or future litigation relating to Schultz' employment with Vicorp including the actions pending in the Netherlands Antilles.

     Daniel Gilbert Schultz v. Alta Investissements, S.A. et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles on April 23, 1996. The plaintiff filed a petition denominated a petition "on an abbreviated term" against Alta, the Company, and Vicorp. In his petition, the plaintiff sought a court order nullifying both the transfer by Alta to the Company of Alta's shares of Vicorp stock and the transfer by the Company to Alta of certain shares of the Company's stock, both of which transfers were carried out pursuant to the Share Exchange Agreement between the Company and Alta dated April 13, 1996. The plaintiff alleges that insufficient notice was given to him of a Vicorp shareholders' meeting at which a resolution approving the share exchange was adopted, and that consequently the defendants breached a duty of good faith towards him. The plaintiff seeks court orders annulling the two share transfers, and prohibiting Vicorp from acting on any instructions received from the Company. Subsequently, on August 19, 1996, Alta and Vicorp filed a counterclaim against the plaintiff, seeking damages incurred by each of them as a result of having to resist the plaintiff's efforts in Curacao to obtain nullification of the share transfer; Alta and Vicorp claim that the plaintiff's actions constitute violations of various agreements between him and them, as well as violations of the principles of good faith. The action has been fully briefed and argued and is awaiting decision by the Court. The Company has been advised by local counsel in Curacao that no definitive evaluation of the likely outcome can be made at this time. Under the terms of the Exchange Agreement, Alta has agreed to indemnify the Company against any losses arising in connection with pending or future litigation relating to Schultz' employment with Vicorp including the actions pending in the Netherlands Antilles.

     Daniel Gilbert Schultz v. Vicorp France S. A. et al. This action was initiated in the French Labor Court (the "Conseil de Prud'hommes") on March 7, 1996. The Plaintiff filed claims against both Vicorp France S.A. and Vicorp Asia Holding arising out of his employment relationships with companies in the Vicorp Group. The Company is not a party to this proceeding. The Plaintiff has alleged that the two defendants are liable to him, under provisions of French law, for damages for dismissal without real and serious cause, for damages for abusive indemnity, for dismissal indemnities, and for a paid vacation indemnity. A hearing was held on March 20, 1997 at which time the presiding official raised a jurisdictional issue to which Mr. Schultz must respond. Under the terms of the Share Exchange Agreement between the Company and Alta, Alta has agreed to indemnify the Company and Vicorp against any damages or liability imposed against Vicorp in connection with this action.

     Claim of Robert Maube. On March 13, 1997 Mr. Maube, a former employee of Vicorp N.V., initiated an action in the Labour Court of Brussels, Belgium against the Belgian, Dutch and Swiss subsidiaries of Vicorp N.V. In the action, Mr. Maube is seeking 34,166,134 Belgian Francs (approximately $979,900) in connection with the termination of his employment. Such amount includes claims for gross payments as indemnity in lieu of notice, holiday payments, year end premium payments, damages for an alleged abusive dismissal, additional compensation and a prorated bonus. The Introductory Hearing will be held on May 13, 1997.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

19.  TRANSITION PERIOD INFORMATION (UNAUDITED)

     The Company's unaudited results for the four months ended December 31, 1995 have been summarized as follows (in thousands, except for per share information):

Revenue.....................................................  $ 5,192
                                                              =======
Gross margin................................................  $ 3,179
                                                              =======
Income taxes................................................  $     0
                                                              =======
Loss from continuing operations.............................  $(1,344)
                                                              =======
Net loss....................................................  $(1,344)
                                                              =======
Loss Per Share:
  Loss from continuing operations...........................  $  (.12)
                                                              =======
  Net loss applicable to common stock.......................  $  (.13)
                                                              =======

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the Company's 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the Company's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the Company's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference as made to the Company's 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Report

(1) FINANCIAL STATEMENTS

Independent Auditors' Report -- Deloitte & Touche LLP
Independent Auditors' Report -- Coopers & Lybrand N.V.
Consolidated Balance Sheets as of December 31, 1996, August 31, 1996 and 1995 Consolidated Statements of Operations for the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995, and 1994
Consolidated Statements of Stockholders' Equity for the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995, and 1994 Consolidated Statements of Cash Flows for the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995, and 1994
Notes to Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE                                                                       PAGE
 NUMBER                                                                       NUMBER
--------                                                                      ------
   II       --  Valuation and Qualifying Accounts...........................   S-1

     The report of the Company's independent auditors with respect to the above listed financial statement schedules appears on page 52 hereof.

     All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

(3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER
-------
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

                                          PRECISION SYSTEMS, INC.

                                          By:       /s/ STEVEN H. GRANT

                                          --------------------------------------
                                                     Steven H. Grant
                                                 Chief Financial Officer

March 31, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1997.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ WILLEM HUISMAN                    Chairman of the Board, Director and Chief
-----------------------------------------------------    Executive Officer
                   Willem Huisman

                 /s/ STEVEN H. GRANT                   Chief Financial Officer
-----------------------------------------------------
                   Steven H. Grant

              /s/ KENNETH M. CLINEBELL                 Vice President and Controller (Principal
-----------------------------------------------------    Accounting Officer)
                Kenneth M. Clinebell

                   /s/ KWANG-I YU                      Director
-----------------------------------------------------
                     Kwang-I Yu

                  /s/ HECTOR ALCADE                    Director
-----------------------------------------------------
                    Hector Alcade

                   /s/ BERT KOLDE                      Director
-----------------------------------------------------
                     Bert Kolde

                   /s/ IAN DALZIEL                     Director
-----------------------------------------------------
                     Ian Dalziel

               /s/ FRANCIS SANTANGELO                  Director
-----------------------------------------------------
                 Francis Santangelo

INDEPENDENT AUDITORS' REPORT

Board of Directors
Precision Systems, Inc.

We have audited the consolidated financial statements of Precision Systems, Inc. and subsidiaries (the "Company") as of December 31, 1996, August 31, 1996 and 1995, and for the four months ended December 31, 1996 and for each of the three years in the period ended August 31, 1996, and have issued our report thereon dated March 27, 1997; such consolidated financial statements are included herein. Our audits also included the consolidated financial statement schedule of the Company as of December 31, 1996, August 31, 1996 and 1995, listed in Item 14, and for the four months ended December 31, 1996 and for each of the three years in the period ended August 31, 1996. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the consolidated financial statements of Vicorp N.V. (a consolidated subsidiary), which statements reflect total assets constituting 33 percent and 41 percent, respectively, of consolidated total assets as of December 31, 1996 and August 31, 1996, and total revenues constituting 80 percent and 42 percent, respectively, of consolidated total revenues for the four months ended December 31, 1996 and for the year ended August 31, 1996. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vicorp N.V., is based solely on the report of such other auditors. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Tampa, Florida
March 27, 1997

                                                                     SCHEDULE II

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                  BALANCE AT   CHARGED TO     CHARGED TO                  BALANCE AT
                                  BEGINNING    COSTS AND        OTHER                       END OF
DESCRIPTION                       OF PERIOD     EXPENSES       ACCOUNTS    DEDUCTIONS       PERIOD
-----------                       ----------   ----------     ----------   ----------     ----------
Allowance for Doubtful Accounts
  Four months ended December 31,
     1996.......................  $1,253,347   $  278,787     $       --    $     --      $1,532,134
  Year ended August 31, 1996....     153,561    1,196,412             --     (96,626)(1)   1,253,347
  Year ended August 31, 1995....      37,335      116,226             --          --         153,561
  Year ended August 31, 1994....          --       37,335             --          --          37,335
Obsolescence reserve
  Four months ended December 31,
     1996.......................  $       --   $       --     $       --    $     --      $       --
  Year ended August 31, 1996....          --           --             --          --              --
  Year ended August 31, 1995....     885,002           --             --    (885,002)(2)          --
  Year ended August 31, 1994....          --      885,002             --          --         885,002

---------------

(1) Represents write-off of uncollectible accounts.

(2) Represents write-off of obsolete inventory.