Form 10-Q
period 1997-03-31
PRECISION SYSTEMS INC
filed 1997-05-14
CIK 886074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to __________________.

                        Commission File No. 000-20068

                           PRECISION SYSTEMS, INC.
            (Exact name of registrant as specified in the charter)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         APPLICABLE ONLY TO REGISTRANTS TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Total number of shares of outstanding common stock as of May 12, 1997:


 Common Stock ...........................   17,584,439

                        PART I - FINANCIAL INFORMATION

                        ITEM 1 -- FINANCIAL STATEMENTS

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                --------------------------------
                                                    1997                  1996
                                                ------------         -----------
REVENUES
 Contract revenues                              $  1,811,053         $ 4,345,983
 Service and support                               6,284,043             887,428
 License fees                                      1,960,195             630,370
                                                ------------         -----------
                                                  10,055,291           5,863,781
                                                ------------         -----------
 COST OF SALES                                     3,573,702           1,856,631
                                                ------------         -----------
 GROSS MARGIN                                      6,481,589           4,007,150
                                                ------------         -----------

 OPERATING EXPENSES
   Selling, general and administrative             6,566,839           3,419,895
   Research, engineering and development             682,828             898,486
   Depreciation and amortization                   1,756,405             600,706
                                                ------------         -----------
                                                   9,006,072           4,919,087
                                                ------------         -----------
 Operating loss                                   (2,524,483)           (911,937)
 Interest (expense) income, net                      (87,753)            144,409
 Gain on sale of marketable equity securities             --             371,218
                                                ------------         -----------

 Loss before income taxes                         (2,612,236)           (396,310)
 Income taxes                                             --                  --
                                                ------------         -----------
 NET LOSS                                         (2,612,236)           (396,310)
 Preferred stock dividend requirements               (85,808)            (86,761)
                                                ------------         -----------
 NET LOSS APPLICABLE TO COMMON STOCK            $ (2,698,044)        $  (483,071)
                                                ============         ===========
 LOSS PER SHARE
    Net loss                                    $       (.15)        $      (.03)
                                                ============         ===========
    Net loss applicable to common stock         $       (.15)        $      (.04)
                                                ============         ===========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,       DECEMBER 31,
                                                                                1997              1996
                                                                           -------------    -------------
                                                                            (UNAUDITED)

                                       ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                                               $   3,276,243    $   4,601,818
   Accounts and contracts receivable, net                                     10,920,504       12,400,000
   Supplies and other current assets                                           1,747,546        1,685,874
   Costs and earnings in excess of billings on uncompleted contracts           3,899,412        3,064,978
                                                                           -------------    -------------
     Total current assets                                                     19,843,705       21,752,670
                                                                           -------------    -------------
 PROPERTY, PLANT AND EQUIPMENT, NET                                            8,449,270        8,824,858
 INTANGIBLE ASSETS, NET                                                       17,426,667       18,616,847
                                                                           -------------    -------------
                                                                           $  45,719,642    $  49,194,375
                                                                           =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Current portion of long-term debt                                      $   1,092,982    $   2,374,287
    Accounts payable                                                           5,442,852        4,395,128
    Accrued expenses                                                           7,194,862        8,152,294
    Billings in excess of costs and earnings on uncompleted contracts          3,058,988        3,753,132
    Deferred revenue                                                           3,861,068        2,689,044
                                                                           -------------    -------------
       Total current liabilities                                              20,650,752       21,363,885
                                                                           -------------    -------------
 LONG-TERM DEBT                                                                  211,742          369,377
                                                                           -------------    -------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
    Non-redeemable preferred stock -- $.01 par value; Series A 6 percent
       Cumulative Convertible Preferred Stock; convertible at $4.76 per share, authorized 50,000 shares of Preferred Stock, issued and
       outstanding 10,000 shares; liquidation preference $5,800,000                  100              100
    Common stock-- $.01 par value; authorized 30,000,000 shares, issued
       17,712,295 and 17,696,367 shares, respectively                            177,123          176,964
    Additional paid-in capital                                               109,560,005      109,643,293
    Deficit                                                                  (85,847,625)     (83,235,389)
    Treasury stock (132,937 shares)-- at cost                                   (422,360)        (422,360)
    Accumulated preferred stock dividends                                      1,148,682        1,062,874
    Cumulative foreign currency translation adjustment                           361,340          355,748
    Unearned compensation                                                       (120,117)        (120,117)
                                                                           -------------    -------------
       Total stockholders' equity                                             24,857,148       27,461,113
                                                                           -------------    -------------
                                                                           $  45,719,642    $  49,194,375
                                                                           =============    =============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ---------------------------
                                                                                                    1997           1996
                                                                                                -----------    ------------
 CASH FLOWS -- OPERATING ACTIVITIES:
    Net loss                                                                                    $(2,612,236)   $   (396,310)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                              1,756,405         600,706
       Provision for losses on accounts receivable                                                   82,806         125,902
       Realization of deferred revenue                                                                   --        (330,971)
       Change in current assets and liabilities, net of business acquisitions:
          Accounts and contracts receivable                                                       1,396,690      (4,368,863)
          Costs and estimated earnings in excess of billings                                       (834,434)        522,936
          Supplies and other current assets                                                         (25,493)        536,388
          Accounts payable                                                                        1,047,724         154,841
          Accrued expenses                                                                         (785,529)         29,587
          Billings in excess of earnings on incomplete contracts                                   (694,144)             --
          Deferred revenue                                                                        1,172,024              --
                                                                                                -----------    ------------
            Net cash provided by (used in) operating activities                                     503,813      (3,125,784)
                                                                                                -----------    ------------
 CASH FLOWS -- INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                                      (393,127)       (581,386)
                                                                                                -----------    ------------
            Net cash used in investing activities                                                  (393,127)       (581,386)
                                                                                                -----------    ------------
 CASH FLOWS -- FINANCING ACTIVITIES:
    Repayment of note payable                                                                    (1,438,940)             --
    Proceeds from issuance of capital stock                                                           2,679          96,529
                                                                                                -----------    ------------
            Net cash (used in) provided by financing activities                                  (1,436,261)         96,529
                                                                                                -----------    ------------
    Net decrease in cash                                                                         (1,325,575)     (3,610,641)
    Cash at beginning of period                                                                   4,601,818      14,639,111
                                                                                                -----------    ------------
    Cash at end of period                                                                       $ 3,276,243    $ 11,028,470
                                                                                                ===========    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim condensed consolidated financial statements of Precision Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the audited financial statements and notes thereto as of and for the four month transition period ended December 31, 1996 and for the years ended August 31, 1996 and 1995.

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

         Certain amounts for previous periods have been reclassified to conform with the 1997 presentation.

2.       LOSS PER SHARE

         Loss per share for the three months ended March 31, 1997 and 1996, have been computed based upon the weighted average common shares outstanding of 17,571,812 and 13,765,037, respectively. The loss per share calculation does not include preferred convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive.

3.       INTANGIBLE ASSETS

                                                                                                        MARCH 31,    DECEMBER 31,
                                                                                                          1997           1996
                                                                                                       -----------   -----------
                                                                                                        (UNAUDITED)
Goodwill                                                                                               $24,275,032   $24,275,032
Developed technology value                                                                               3,090,000     3,090,000
Assembled work force value                                                                                 890,000       890,000
Software licenses                                                                                          306,412       306,412
                                                                                                       -----------   -----------
                                                                                                        28,561,444    28,561,444
Less accumulated amortization                                                                           11,134,777     9,944,597
                                                                                                       -----------   -----------
                                                                                                       $17,426,667   $18,616,847
                                                                                                       ===========   ===========


4.       LONG-TERM DEBT

                                                                                                          MARCH 31,    DECEMBER 31,
                                                                                                            1997           1996
                                                                                                       -----------    -----------
                                                                                                        (UNAUDITED)
Note payable to shareholder, interest at 6 percent, unsecured and due on demand                        $   698,127    $   698,127
Note payable, interest at 5 percent, and due February, 1997                                                     --      1,269,475
Capital lease obligation, interest rates varying from 6 percent to 9 percent; collateralized
   by assets with net book value of approximately $500,000                                                 606,597        776,062
                                                                                                       -----------    -----------
                                                                                                         1,304,724      2,743,664
Less current portion                                                                                    (1,092,982)    (2,374,287)
                                                                                                       -----------    -----------
                                                                                                       $   211,742    $   369,377
                                                                                                       ===========    ===========


5.       BUSINESS ACQUISITIONS

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

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The acquisition was accounted for by the purchase method of accounting. The purchase price of $32,434,985 was comprised of Company Common Stock valued at $29,521,577, Company stock options with in-the-money value of $1,469,321, and other direct acquisition costs totaling $1,444,087.

         The purchase price allocation among the assets acquired and liabilities assumed in the acquisition of Vicorp are as follows:


               Cash ...................................   $  4,403,000
               Accounts receivable ....................     10,766,000
               Other current assets ...................        846,000
                                                          ------------
                  Total current assets ................     16,015,000
                                                          ------------
               Accounts payable .......................     (5,367,000)
               Accrued expenses .......................     (6,514,000)
               Other current liabilities ..............     (5,240,000)
                                                          ------------
                  Total current liabilities ...........    (17,121,000)
                                                          ------------
                  Net current liabilities .............     (1,106,000)
               Long-term assets .......................      5,386,000
               Long-term liabilities ..................     (3,749,000)
               Developed technology value .............      3,090,000
               Assembled work force value .............        890,000
               Purchased research and development .....     19,500,000
               Goodwill ...............................      8,423,985
                                                          ------------
                  Total purchase price ................   $ 32,434,985
                                                          ============

         The Company acquired BFD Productions, Inc. ("BFD") in October 1996 in exchange for cash and approximately 272,000 shares of newly-issued common stock for a total purchase price of approximately $3,400,000 in exchange for all of the capital stock of BFD. The acquisition has been accounted for using the purchase method of accounting. This purchase price of $3,394,749 was comprised of $1,500,000 in cash, Company common stock valued at $1,655,833, and other direct acquisition costs totaling $238,916.

         The purchase price allocation among the assets acquired and liabilities assumed in the acquisition of BFD are as follows:


               Current assets .........................   $   697,000
               Current liabilities ....................    (1,392,000)
                                                          -----------
               Net current liabilities ................      (695,000)
               Long-term assets .......................       832,000
               Long-term liabilities ..................      (337,000)
               Goodwill ...............................     3,594,749
                                                          -----------
                  Total purchase price ................   $ 3,394,749
                                                          ===========

6.       SUBSEQUENT EVENT

         During April, 1997, the Company completed a $4,500,000 financing with three of its existing shareholders, RMS Limited Partnership, Vulcan Ventures, Inc. and Primwest Holding N.V. ("the Shareholders"). In connection with the financing, each shareholder invested $1,500,000 and received 1,500 shares of a newly designated class of preferred stock. The Series B Preferred Stock carries a cumulative 8% dividend and may be converted, at the Company's option at any time prior to December 31, 1997, into new securities on the same terms as such securities may be offered to third parties. In the event the Company does not effect a mandatory conversion of the securities, each shareholder will be entitled to convert the Series B Preferred Stock into common stock after December 31, 1998, at approximately $4.47 per share. In addition to the Series B Preferred Stock, each of the Shareholders received a warrant to purchase 150,000 shares of common stock. The warrants will be exercisable for a five year period beginning April, 1998 at approximately $6.09. The Company granted the Shareholders certain registration and anti-dilution rights in connection with the transaction.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Precision Systems, Inc. ("PSI"), is a global company which together with its direct and indirect wholly-owned and controlled subsidiaries (the "Company"), collectively delivers proven solutions to telecommunications service providers and major corporations. The Company's software and hardware products support calling cards, prepaid cards, enhanced toll-free/freephone services, call center solutions, and service bureau services. In addition, the Company supports its products through maintenance contracts.

CONTRACT REVENUES

         Contract revenues were $1,811,053 for the three months ended March 31, 1997 compared to $4,345,983 during the same period in 1996. The decrease in contract revenue during the three months ended March 31, 1997 versus 1996 is primarily due to certain ESP product sales to MCI completed in 1996 which did not recur during the same period in 1997.

         Contract revenues associated with Vicorp's BETEX products were approximately $1,187,257 for the three months ended March 31, 1997. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp since the acquisition date, in April, 1996. The Company expects the revenue generated from the sale of BETEX products to increase during 1997.

SERVICE AND SUPPORT

         Service and support revenue increased to $6,284,043 for the three months ended March 31, 1997, compared to $887,428 for the three months ended March 31, 1996.

         Service and support provided to MCI decreased to $513,724 for the three months ended March 31, 1997, compared to $831,123 for the three months ended March 31, 1996. Maintenance revenue generated from MCI regarding its ESP equipment increased to $426,704 for the three months ended March 31, 1997, compared to $313,746 for the same period in 1996. The increase in maintenance revenue primarily relates to additional ESP equipment delivered to MCI during 1997 that is subject to the Company's maintenance services. In addition, the Company's service and support revenue relating to its software development services provided to MCI decreased to $87,020 for the three months ended March 31, 1997, from $151,535 for the same period in 1996. The decrease is due to certain non-recurring development projects delivered to MCI, which occurred during the first three months of 1996.

         Service and support provided to HSN decreased to $0 for the three months ended March 31, 1997, in comparison to $365,841 for the three months ended March 31, 1996. The HSN maintenance agreement ended December 31, 1996.

         Service and support revenue for Vicorp BETEX products was $4,752,455 for the three months ended March 31, 1997. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

         Service and support revenue for BFD was $939,462 for the three months ended March 31, 1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

LICENSE FEES

         License fee revenue for the three months ended March 31, 1997 was $1,960,195 compared to $630,370 for the three months ended March 31, 1996. License fee revenue for the three months ended March 31, 1997, relating to its UniPort product line was $707,650 and $1,252,545 for the BETEX product line. The Company anticipates generating future license fee revenue for its UniPort and BETEX products, although no assurance can be given for such future revenue.

COST OF SALES AND GROSS MARGIN

         Cost of sales increased to $3,573,702 (36% of revenue) for the three months ended March 31, 1997, compared to $1,856,631 (32% of revenue) for the three months ended March 31, 1996. However, the Company's gross margin increased to $6,481,589 (64% of revenue) for the three months ended March 31, 1997, compared to $4,007,150 (68% of revenue) for the three months ended March 31, 1996. The primary reason for the increase in the Company's gross margin dollar amount is an increase in the Company's total revenue. The decrease in the Company's gross margin percentage is primarily associated with a change in product mix. The Company had certain high margin sales to MCI during the first quarter of 1996 which did not recur during the same period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased to $6,566,839 for the three months ended March 31, 1997, compared to $3,419,895 for the three months ended March 31, 1996. The increase in selling, general and administrative expenses for the three months ended March 31, 1997 is primarily due to the following:

         - Selling, general and administrative expenses associated with the acquisition of Vicorp was approximately $4,005,000.

         - Selling, general and administrative expenses associated with the BFD acquisition was approximately $677,000.

         Although overall selling, general and administrative expenses from continuing operations increased during the three months ended March 31, 1997, in comparison to previous periods, the Company has made efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include payroll and related costs due to consolidation of certain functions and advertising and trade show expenditures. Considering the impact of the Vicorp and BFD acquisitions, the Company expects its total selling, general and administrative expenses will increase in the future.

RESEARCH, ENGINEERING AND DEVELOPMENT

         Research, engineering and development expenses decreased to $682,828 for the three months ended March 31, 1997, compared to $898,486 for the three months ended March 31, 1996. The decrease in research, engineering and development expenses primarily relates to the reduction in required development work associated with the Company's UniPort product. However, resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $1,756,405 for the three months ended March 31, 1997, compared to $600,706 for the three months ended March 31, 1996. The increase is primarily due to amortization expenses associated with intangible assets acquired with the Vicorp and BFD acquisitions.

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

INVESTMENT GAIN ON MARKETABLE EQUITY SECURITIES

         For the three months ended March 31, 1996, the Company had an unrealized investment gain of $371,218 relating to its sale of marketable equity securities. No such transaction occurred during the same period in 1997.

INTEREST INCOME (EXPENSE)

         For the three months ended March 31, 1997, net interest (expense) income was $(87,753) compared to $144,409 during the same period in 1996. The increase in net interest expense is primarily due to certain interest bearing debt assumed by the Company in connection with the Vicorp and BFD acquisitions. Additionally, the Company's interest bearing cash and cash equivalent amounts decreased due to requirements to fund negative cash flow from operations.

LITIGATION

         Reference is made to the legal proceedings described at Part 1, Item 3, in the Company's December 31, 1996, Form 10-K. The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

         At March 31, 1997, the Company had working capital deficiency of $807,047 compared to net working capital of $355,645 at December 31, 1996. The decrease in net working capital is primarily due to the repayment of a $1,269,475 note payable during the first quarter of 1997. The Company expects that with the acquisition of Vicorp and BFD, as described below, its working capital requirements will increase significantly over prior periods and that it will be able to fund its operating and investing activities for fiscal 1997.

         The Company's accounts and contracts receivable decreased to $10,920,504 as of March 31, 1997, from $12,400,000 as of December 31, 1996. The decrease is primarily due to collection of certain large receivables outstanding at December 31, 1996.

         The Company's supplies and other current assets increased to $1,747,546 as of March 31, 1997, from $1,652,734 as of December 31, 1996. The increase is primarily due to the replenishment of inventory which was sold prior to the end of 1996.

         The Company's costs and earnings in excess of billings on uncompleted contracts increased to $3,899,412 as of March 31, 1997, from $3,064,978 as of December 31, 1996. The increase is primarily associated with certain of Vicorp's product delivery contracts in process for its customers. Such amounts as of March 31, 1997, are expected to be fully billed by Vicorp by September 30, 1997.

         The Company's current portion of long-term debt decreased to $1,092,982 as of March 31, 1997, from $2,374,287 as of December 31, 1996. The
Company's long-term debt decreased to $211,742 as of March 31, 1997, from $369,377 as of December 31, 1996. The decrease is primarily due to certain debt re-paid by the Company during the three months ended March 31, 1997.

         The Company's accounts payable increased to $5,442,852 as of March 31, 1997, from $4,395,128 as of December 31, 1996. The increase is primarily due to the timing of certain vendor payments.

         The Company's accrued expenses decreased to $7,095,090 as of March 31, 1997, from $8,052,522 as of December 31, 1996. The decrease is primarily due to payments made during the first quarter of 1997 relating to amounts accrued at December 31, 1996.

         The Company's billings in excess of costs and earnings on uncompleted contracts decreased to $3,058,988 as of March 31, 1997, from $3,753,132 as of December 31, 1996. The decrease is primarily associated with the completion and billing of certain of Vicorp's software development contracts.

         The Company's deferred revenue balance increased to $3,861,068 as of March 31, 1997, from $2,689,044 as of December 31, 1996. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers.

         The Company incurred approximately $393,000 in expenditures for capital assets during the three months ended March 31, 1997. Future levels of capital expenditures will be dependent upon cash availability from operating activities and additional sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions.

         During April, 1997, the Company completed a $4,500,000 financing with three of its shareholders, RMS Ltd. Partnership, Vulcan Ventures, Inc. and Primwest Holding N.V. ("the Shareholders"). In connection with the financing, each shareholder invested $1,500,000 and received 1,500 shares of a newly designated class of preferred stock. The Series B Preferred Stock carries a cumulative 8% dividend and may be converted, at the Company's option at any time prior to December 31, 1997, into new securities on the same terms as such securities may be offered to third parties. In the event the Company does not effect a mandatory conversion of the securities, each shareholder will be entitled to convert the Series B Preferred Stock into common stock after December 31, 1998, at approximately $4.47 per share. In addition to the Series B Preferred Stock, each of the Shareholders received a warrant to purchase 150,000 shares of common stock. The warrants will be exercisable for a five year period beginning April, 1998 at approximately $6.09. The Company granted the Shareholders certain registration and anti-dilution rights in connection with the transaction.

         Management is exploring additional opportunities for financing sources. Although management feels that the Company will be able to fund its operating and investing activities through fiscal 1997 through the use of its current working capital, including the collection of existing accounts receivables and the generation of future revenues, additional sources of capital are being investigated for future requirements. However, there is no assurance that the Company will be able to obtain additional financing on acceptable terms and conditions.

FORWARD-LOOKING INFORMATION

         The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management's current views with respect to future events and the financial performance and condition of the Company. Such statements involve risks and uncertainties, and there are certain impor-tant factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include:

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

         - The Company must be successful in competing against many competitors, many of which have significantly greater assets than the Company

         - The Company will be required to properly estimate costs under fixed price contracts

         - Increased risk of litigation in the Company's industry resulting from aggressive prosecutions of intellectual property claims

         - The Company's ability to retain its larger customers, including MCI

         - Availability of certain hardware and software components which are incorporated with the Company's products and are purchased from a limited number of vendors

         -        The Company's ability to hire and retain qualified personnel

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

SEASONALITY

         Seasonality has not had a significant impact on the Company's operations.

                          PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         Reference is made to the legal proceedings described at Part 1, Item 3, in the Company's December 31, 1996, Form 10-K. The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.

ITEM 2 -- CHANGES IN SECURITIES

     None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 -- OTHER INFORMATION

     None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27 - Financial Data Schedule (for SEC use only)

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          PRECISION SYSTEMS, INC.

                                          By: /s/ STEVEN H. GRANT
                                             --------------------
                                          Steven H. Grant
                                          Chief Financial Officer

May 12, 1997

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MAY 12, 1997.

             Signature                              Title
             ---------                              -----

        /s/WILLEM HUISMAN               Chairman of the Board, President
        -------------------------       and Chief Executive Officer
        Willem Huisman

        /s/ STEVEN H. GRANT             Chief Financial Officer
        -------------------------
        Steven H. Grant

        /s/ KENNETH M. CLINEBELL        Vice President and Controller
        -------------------------       (Principal Accounting Officer)
        Kenneth M. Clinebell