Form 10-Q
period 1997-06-30
PRECISION SYSTEMS INC
filed 1997-08-11
CIK 886074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________________ to __________________.


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

  Total number of shares of outstanding common stock as of August 11, 1997:

        Common Stock............................................. 17,596,059

                         PART I - FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------            ---------------------------------
                                                   1997                  1996                   1997                 1996
                                               ------------          ------------            -----------          ------------

REVENUES
  Contract revenue                             $  4,211,557          $  2,673,360            $  6,022,610         $  7,019,343
  Service and support                             5,100,162             5,082,008              11,384,205            5,969,436
  License fees                                    2,774,787             2,145,018               4,734,982            2,775,388
                                               ------------          ------------            ------------         ------------
                                                 12,086,506             9,900,386              22,141,797           15,764,167
                                               ------------          ------------            ------------         ------------
COST OF SALES                                     4,174,608             3,103,981               7,748,310            4,960,612
                                               ------------          ------------            ------------         ------------
GROSS MARGIN                                      7,911,898             6,796,405              14,393,487           10,803,555
                                               ------------          ------------            ------------         ------------
OPERATING EXPENSES
  Selling, general and administrative             7,162,703             8,663,593              13,729,542           12,083,488
  Research, engineering and development             727,001             1,036,080               1,409,829            1,934,566
  Depreciation and amortization                   1,708,456             2,435,758               3,464,861            3,036,464
                                               ------------          ------------            ------------         ------------
                                                  9,598,160            12,135,431              18,604,232           17,054,518
                                               ------------          ------------            ------------         ------------
Operating loss                                   (1,686,262)           (5,339,026)             (4,210,745)          (6,250,963)
Interest income (expense), net                       55,542               152,595                 (32,211)             297,004
Gain on sale of marketable equity securities             --                    --                      --              371,218
                                               ------------          ------------            ------------         ------------
Loss before income taxes                         (1,630,720)           (5,186,431)             (4,242,956)          (5,582,741)
Income taxes                                             --                    --                      --                   --
                                               ------------          ------------            ------------         ------------
NET LOSS                                         (1,630,720)           (5,186,431)             (4,242,956)          (5,582,741)
Preferred stock dividend requirements              (169,611)              (86,762)               (255,419)            (173,523)
                                               ------------          ------------            ------------         ------------
NET LOSS APPLICABLE TO COMMON STOCK            $ (1,800,331)         $ (5,273,193)           $ (4,498,375)        $ (5,756,264)
                                               ============          ============            ============         ============
LOSS PER SHARE
  Net loss                                     $       (.09)         $       (.31)           $       (.24)        $       (.37)
                                               ============          ============            ============         ============
 Net loss applicable to common stock           $       (.10)         $       (.32)           $       (.26)        $       (.38)
                                               ============          ============            ============         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,           DECEMBER 31,
                                                                                             1997                1996
                                                                                         -----------         -------------
                                                                                         (UNAUDITED)
                                                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                              $    3,027,485       $   4,601,818
  Accounts and contracts receivable, net                                                      9,174,854          12,400,000
  Supplies and other current assets                                                           1,688,546           1,685,874
  Costs and earnings in excess of billings on uncompleted contracts                           5,551,359           3,064,978
                                                                                         --------------       -------------
Total current assets                                                                         19,442,244          21,752,670
                                                                                         --------------       -------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                            8,311,070           8,824,858
INTANGIBLE ASSETS, NET                                                                       16,374,601          18,616,847
                                                                                         --------------       -------------
                                                                                         $   44,127,915       $  49,194,375
                                                                                         ==============       =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                                      $      604,974       $   2,374,287
  Accounts payable                                                                            3,871,443           4,395,128
  Accrued expenses                                                                            6,222,440           8,152,294
  Billings in excess of costs and earnings on uncompleted contracts                           3,191,063           3,753,132
  Deferred revenue                                                                            2,171,707           2,689,044
                                                                                          -------------       -------------
    Total current liabilities                                                                16,061,627          21,363,885
                                                                                          -------------       -------------
LONG-TERM DEBT                                                                                  275,443             369,377
                                                                                          -------------       -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Non-redeemable preferred stock -- $.01 par value; authorized 50,000 shares:
    Series A 6 percent Cumulative Convertible Preferred Stock; convertible at $4.76 per share, issued and outstanding 10,000 shares; liquidation preference
    $5,800,000                                                                                      100                 100
    Series B 8 percent Cumulative Convertible Preferred Stock; convertible at
    $4.47 per share, issued and outstanding 4,500 shares; liquidation preference
    $4,500,000                                                                                       45                  --
  Common stock-- $.01 par value; authorized 30,000,000 shares, issued
    17,712,295 and 17,696,367 shares, respectively                                              174,825             176,964
  Additional paid-in capital                                                                113,971,375         109,643,293
  Deficit                                                                                   (87,478,345)        (83,235,389)
  Treasury stock (132,937 shares)-- at cost                                                    (422,360)           (422,360)
  Accumulated preferred stock dividends                                                       1,318,293           1,062,874
  Cumulative foreign currency translation adjustment                                            347,029             355,748
  Unearned compensation                                                                        (120,117)           (120,117)
                                                                                          -------------       -------------
    Total stockholders' equity                                                               27,790,845          27,461,113
                                                                                          -------------       -------------
                                                                                          $  44,127,915       $  49,194,375
                                                                                          =============       =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PRECISION SYSTEMS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                          -------------------------------
                                                                                              1997               1996
                                                                                          -----------      --------------
CASH FLOWS -- OPERATING ACTIVITIES:
  Net loss                                                                               $  (4,242,956)    $  (5,582,741)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                            3,464,861         3,036,464
    Provision for losses on accounts receivable                                                 81,528           598,189
    Amortization of unearned compensation                                                           --            80,940
    Realization of deferred revenue                                                                 --          (669,865)
    Change in current assets and liabilities, net of business acquisitions:
       Accounts and contracts receivable                                                     3,179,619         1,899,792
       Costs and estimated earnings in excess of billings                                   (2,486,381)        1,507,781
       Supplies and other current assets                                                        33,507         1,557,218
       Accounts payable                                                                       (523,685)       (5,050,949)
       Accrued expenses                                                                     (1,460,629)          319,919
       Billings in excess of earnings on incomplete contracts                                 (562,069)          359,655
       Deferred revenue                                                                       (517,337)          163,023
                                                                                         -------------     -------------
          Net cash used in operating activities                                             (3,033,542)       (1,780,574)
                                                                                         -------------     -------------
CASH FLOWS -- INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                 (1,062,061)       (1,251,137)
  Cash aquired in aquisition                                                                        --         4,403,000
                                                                                         -------------     -------------
          Net cash (used in) provided by investing activities                               (1,062,061)        3,151,863
                                                                                         -------------     -------------
CASH FLOWS -- FINANCING ACTIVITIES:
  Repayment of note payable                                                                 (1,892,955)          (45,000)
  Capital contributions, net                                                                 4,400,000                --
  Proceeds from issuance of capital stock                                                       14,225           240,330
                                                                                         -------------     -------------
          Net cash provided by financing activities                                          2,521,270           195,330
                                                                                         -------------     -------------
  Net (decrease) increase in cash                                                           (1,574,333)        1,566,619
  Cash at beginning of period                                                                4,601,818        14,639,111
                                                                                         -------------     -------------
  Cash at end of period                                                                  $   3,027,485     $  16,205,730
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

2. LOSS PER SHARE

   Loss per share for the three and six months ended June 30, 1997 and 1996, have been computed based upon the weighted average common shares outstanding of 17,584,453 and 17,578,167 and 16,555,945 and 15,160,491, respectively. The loss per share calculation does not include convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive.

3. INTANGIBLE ASSETS

                                                                                           JUNE 30,         DECEMBER 31,
                                                                                             1997              1996
                                                                                         -------------     -------------
                                                                                          (UNAUDITED)
Goodwill                                                                                 $  24,275,032     $  24,275,032
Developed technology value                                                                   3,090,000         3,090,000
Assembled work force value                                                                     890,000           890,000
Software licenses                                                                              306,412           306,412
                                                                                         -------------     -------------
                                                                                            28,561,444        28,561,444
Less accumulated amortization                                                               12,186,843         9,944,597
                                                                                         -------------     -------------
                                                                                         $  16,374,601     $  18,616,847
                                                                                         =============     =============

4. LONG-TERM DEBT

                                                                                            JUNE 30,        DECEMBER 31,
                                                                                              1997              1996
                                                                                          -----------        -----------
                                                                                          (UNAUDITED)
Note payable to shareholder, interest at 6 percent, unsecured
   and due on demand                                                                     $     250,199     $     698,127
Note payable, interest at 5 percent, repaid during February, 1997                                   --         1,269,475
Capital lease obligation, interest rates varying from 6 percent to
9 percent; collateralized by assets with net book value of approximately $500,000              630,218           776,062
                                                                                         -------------           -------
                                                                                               880,417         2,743,664
Less current portion                                                                          (604,974)       (2,374,287)
                                                                                         -------------        ----------
                                                                                         $     275,443     $     369,377
                                                                                         =============     =============

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

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

 The purchase price allocation among the assets acquired and liabilities assumed in the acquisition of Vicorp are as follows:

                    Cash ...................................................................   $  4,403,000
                    Accounts receivable ....................................................     10,766,000
                    Other current assets ...................................................        846,000
                                                                                               ------------
                       Total current assets ................................................     16,015,000
                                                                                               ------------
                    Accounts payable .......................................................     (5,367,000)
                    Accrued expenses .......................................................     (6,514,000)
                    Other current liabilities ..............................................     (5,240,000)
                                                                                               ------------
                       Total current liabilities ...........................................    (17,121,000)
                                                                                               ------------
                       Net current liabilities .............................................     (1,106,000)
                    Long-term assets .......................................................      5,386,000
                    Long-term liabilities ..................................................     (3,749,000)
                    Developed technology value .............................................      3,090,000
                    Assembled work force value .............................................        890,000
                    Purchased research and development .....................................     19,500,000
                    Goodwill ...............................................................      8,423,985
                                                                                               ------------
                       Total purchase price ................................................   $ 32,434,985
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

      The purchase price allocation among the assets acquired and liabilities assumed in the acquisition of BFD are as follows:


              Current assets .........................................................  $      697,000
              Current liabilities ....................................................      (1,392,000)
                                                                                        --------------
              Net current liabilities ................................................        (695,000)
              Long-term assets .......................................................         832,000
              Long-term liabilities ..................................................        (337,000)
              Goodwill ...............................................................       3,594,749
                                                                                        --------------
                Total purchase price .................................................  $    3,394,749
                                                                                        ==============




6.   STOCKHOLDERS' EQUITY


   During April, 1997, the Company completed a $4,500,000 financing with three of its existing shareholders, RMS Limited Partnership, Vulcan Ventures, Inc. and Primwest Holding N.V. ("the Shareholders"). In connection with the financing, each shareholder invested $1,500,000 and received 1,500 shares of a newly designated class of preferred stock. The Series B Preferred Stock carries a cumulative 8% dividend and may be converted, at the Company's option at any time prior to December 31, 1997, into new securities on the same terms as such securities may be offered to third parties. In the event the Company does not effect a conversion of the securities, each shareholder will be entitled to convert the Series B Preferred Stock into common stock after December 31, 1998, at approximately $4.47 per share. In addition to the Series B Preferred Stock, each of the Shareholders received a warrant to purchase 150,000 shares of common stock. The warrants will be exercisible for a five year period beginning April, 1998 at approximately $6.09. The Company granted the Shareholders certain registration and anti-dilution rights in connection with the transaction.

ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


   Precision Systems, Inc. ("PSI"), is a global company which together with its direct and indirect wholly-owned and controlled subsidiaries (the "Company"), collectively delivers proven solutions to telecommunications service providers and major corporations. The Company's software and hardware products support calling cards, prepaid cards, enhanced toll-free /freephone services, call center solutions, and service bureau services. In addition, the Company supports its products through maintenance contracts.


     The following table sets forth for the periods indicated (i) the percentage of total revenues represented by certain items in the financial statements of the Company, and (ii) the percentage change in the dollar amount of such items from period to period.





                                                                                                        PERCENTAGE INCREASE
                                                                                                            (DECREASE)
                                                                                                          THREE      SIX
                                                       PERCENTAGE OF REVENUE   PERCENTAGE OF REVENUE      MONTHS    MONTHS
                                                        THREE MONTHS ENDED       SIX MONTHS ENDED          ENDED     ENDED
                                                            JUNE 30,                  JUNE 30,            JUNE 30,  JUNE 30,
                                                       ---------------------   ---------------------    -------------------
                                                                                                            1997      1997
                                                                                                             VS.       VS.
                                                           1997       1996          1997      1996          1996      1996
                                                       ---------------------   ---------------------    -------------------

Revenues:
   Contract revenue                                      34.8 %      27.0 %         27.2 %     44.5 %      57.5 %     (14.2)%
   Service and support                                   42.2 %      51.3 %         51.4 %     37.9 %        .4 %      90.7 %
   License fee                                           23.0 %      21.7 %         21.4 %     17.6 %      29.4 %      70.6 %
                                                        -----       -----          -----      -----
     Total revenues                                     100.0 %     100.0 %        100.0 %    100.0 %      22.1 %      40.5 %
Cost of sales                                            34.5 %      31.4 %         35.0 %     31.5 %      34.5 %      56.2 %
Gross margin                                             65.5 %      68.6 %         65.0 %     68.5 %      16.4 %      33.2 %
Operating expenses:
   Selling, general, and administrative expenses         59.3 %      87.5 %         62.0 %     76.7 %     (17.3)%      13.6)%
   Research, engineering and development                  6.0 %      10.5 %          6.4 %     12.3 %     (29.8)%     (27.1)%
   Depreciation and amortization                         14.1 %      24.6 %         15.6 %     19.3 %     (29.9)%      14.1 %
                                                        -----       -----           ----      -----
Operating Loss                                          (14.0)%     (53.9)%        (19.0)%    (39.7)%     (68.4)%     (32.6)%
Interest income (expense)                                 0.5 %       1.5 %         (0.1)%      1.9 %     (63.6)%    (100.8)%
Gain on sale of marketable equity securities              0.0 %       0.0 %          0.0 %      2.4 %       0.0 %    (100.0)%
                                                          ---       -----          -----      -----
Loss before income taxes                                (13.5)%     (52.4)%        (19.2)%    (35.4)%     (68.6)%     (24.0)%
Net Loss                                                (13.5)%     (52.4)%        (19.2)%    (35.4)%     (68.6)%     (24.0)%





   Since the Vicorp and the BFD acquisitions were accounted for as purchases, the Company's consolidated statements of operations include the operations of Vicorp since its acquisition date in April, 1996, and the operations of BFD since its acquisition date in October, 1996. Consequently, most of the increases shown above for the three and six month periods ended June 30, 1997, compared to the same periods in 1996, are due to these acquisitions.

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996


TOTAL REVENUES

   Total revenues increased to $12,086,506 for the three months ended June 30, 1997 compared to $9,900,386 for the three months eneded June 30, 1996. The various components of revenue fluctuated as explained below.

CONTRACT REVENUE

     Contract revenue increased to $4,211,557 for the three months ended June 30, 1997 compared to $2,673,360 during the same period in 1996. The increase in contract revenue during the three months ended June 30, 1997 versus 1996 is primarily due to increased Vicorp BETEX product activity, which is partially offset by certain ESP product sales to MCI completed in 1996 which did not recur during the same period in 1997.

SERVICE AND SUPPORT

   Service and support revenue increased to $5,100,162 for the three months ended June 30, 1997, compared to $5,082,008 for the three months ended June 30, 1996.

   Service and support provided to MCI increased to $507,097 for the three months ended June 30, 1997, compared to $340,146 for the three months ended June 30, 1996. The increase in revenue primarily relates to additional MCI ESP equipment that is subject to the Company's maintenance services.

   Service and support provided to HSN decreased to $0 for the three months ended June 30, 1997, in comparison to $362,115 for the three months ended June 30, 1996. The Company's HSN maintenance agreement ended December 31, 1996.

   Service and support revenue for Vicorp BETEX products was $3,667,648 for the three months ended June 30, 1997, compared to $4,246,000 for the three months ended June 30, 1996. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

   Service and support revenue for BFD was $950,792 for the three months ended June 30, 1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.


LICENSE FEES

   License fee revenue increased to $2,774,787 for the three months ended June 30, 1997, compared to $2,145,018 for the three months ended June 30, 1996. License fee revenue for the three months ended June 30, 1997, relating to its BETEX product line was $2,314,346 and $460,441 for the UniPort product line. The primary reason for the increase in license fee revenue for the three months ended June 30, 1997 relates to a higher level of BETEXproducts sold in the European market versus previous periods. The Company anticipates generating future license fee revenue for its UniPort and BETEX products, although no assurance can be given for such future revenue.

COST OF SALES AND GROSS MARGIN

   Cost of sales increased to $4,174,608 for the three months ended June 30, 1997, compared to $3,103,981 for the three months ended June 30, 1996. Additionally, the Company's gross margin increased to $7,911,898 (65% of revenue) for the three months ended June 30, 1997, compared to $6,796,405 (69% of revenue) for the three months ended June 30, 1996. The primary reason for the increase in the Company's gross margin dollar amount is an increase in the Company's total revenue. The decrease in the Company's gross margin percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue for the three months ended June 30, 1997 related to lower margin hardware sales versus the same period in 1996. The Company anticipates that its hardware sales will continue to increase during the remainder of 1997, as compared to previous years activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased to $7,162,703 for the three months ended June 30, 1997, compared to $8,663,593 for the three months ended June 30, 1996. The decrease in selling, general and administrative expenses for the three months ended June 30, 1997 is primarily due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include payroll and related costs due to consolidation and elimination of certain functions and advertising and trade show expenditures. Offsetting these decreases were the selling, general and administrative expenses associated with the BFD acquisition of approximately $891,000. Considering the impact of the Vicorp and BFD acquisitions, the Company expects its total selling, general and administrative expenses to increase in the future.

RESEARCH, ENGINEERING AND DEVELOPMENT

   Research, engineering and development expenses decreased to $727,001 for the three months ended June 30, 1997, compared to $1,036,080 for the three months ended June 30, 1996. The decrease in research, engineering and development expenses primarily relates to the reduction in required development work associated with the Company's UniPort product. However, resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased to $1,708,456 for the three months ended June 30, 1997, compared to $2,435,758 for the three months ended June 30, 1996. The decrease is primarily due to amortization expenses incurred during the three months ended June 30, 1996 relating to intangible assets acquired with the Vicorp acquisition that were written off subsequent to June 30, 1996 and, therefore, created no amortization during the 1997 period. The decrease is partially offset by 1997 amortization expenses associated with intangible assets acquired with the BFD acquisition.

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

INTEREST INCOME

   For the three months ended June 30, 1997, net interest income decreased to $55,542 compared to $152,595 during the same period in 1996. The decrease in net interest income is primarily due to the decrease in the Company's interest bearing cash and cash equivalent amounts.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

TOTAL REVENUES

   Total revenues increased to $22,141,797 for the three months ended June 30, 1997 compared to $15,764,167 for the three months ended June 30, 1996. The various components of revenue fluctuated as explained below.

CONTRACT REVENUE

   Contract revenue decreased to $6,022,610 for the six months ended June 30, 1997 compared to $7,019,343 during the same period in 1996. The decrease is primarily due to certain ESP product sales to MCI completed in 1996 which did not recur during the same period in 1997. Offsetting the overall decrease in ESP product sales is an increase due to contract revenues associated with Vicorp's BETEX products of $4,781,978 for the six months ended June 30, 1997 compared to $397,000 for the same period in 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp since the acquisition date, in April, 1996. The Company expects the revenue generated from the sale of BETEX products to increase during 1997.

SERVICE AND SUPPORT

   Service and support revenue increased to $11,384,205 for the six months ended June 30, 1997, compared to $5,969,436 for the period in 1996 that Vicorp was included in the Company's consolidated statement of operations.

   Service and support provided to MCI decreased to $1,020,821 for the six months ended June 30, 1997, compared to $1,171,269 for the six months ended June 30, 1996. While maintenance revenue increased due to additional MCI ESP equipment that is subject to the Company's maintenance services, the overall decrease is due to certain non-recurring development projects delivered to MCI which occurred during the first six months of 1996.

   Service and support provided to HSN decreased to $0 for the six months ended June 30, 1997, in comparison to $727,956 for the six months ended June 30, 1996. The Company's HSN maintenance agreement ended December 31, 1996.

   Service and support revenue for Vicorp BETEX products was $8,420,103 for the six months ended June 30, 1997, compared to $4,246,000 for the same period in 1996. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

   Service and support revenue for BFD was $1,890,254 for the six months ended June 30, 1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

LICENSE FEES

   License fee revenue increased to $4,734,982 for the six months ended June 30, 1997 compared to $2,775,388 for the six months ended June 30, 1996. License fee revenue for the six months ended June 30, 1997, relating to its BETEX product line was $3,566,891 and $1,168,091 for the UniPort product line. The primary reason for the increase in license fee revenue for the six months ended June 30, 1997 relates to a higher level of BETEX product sold in the American and European markets versus prior periods. The Company anticipates generating future license fee revenue for its UniPort and BETEX products, although no assurance can be given for such future revenue.

COST OF SALES AND GROSS MARGIN

   Cost of sales increased to $7,748,310 for the six months ended June 30, 1997, compared to $4,960,612 for the six months ended June 30, 1996. Additionally, the Company's gross margin increased to $14,393,487 (65% of revenue) for the six months ended June 30, 1997, compared to $10,803,555 (69% of revenue) for the six months ended June 30, 1996. The primary reason for the increase in the Company's gross margin dollar amount is an increase in the Company's total revenue. The decrease in the Company's gross margin percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue for the six months ended June 30, 1997 related to lower margin hardware sales versus the same period in 1996. The Company anticipates that its hardware sales will continue to increase during the remainder of 1997, as compared to previous years activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $13,729,542 for the six months ended June 30, 1997, compared to $12,083,488 for the six months ended June 30, 1996. The increase in selling, general and administrative expenses is primarily due to the following:

     - Selling, general and administrative expenses associated with the acquisition of Vicorp was approximately $8,353,384 for the six months ended June 30, 1997 compared to $4,641,535 for the period in 1996 that Vicorp was included in the Company's consolidated statement of operations.

     - Selling, general and administrative expenses associated with the BFD acquisition was approximately $1,567,626.

     Offsetting these increases was a decrease of approximately $3,600,000 due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include payroll and related costs due to consolidation and elimination of certain functions (i.e. sales and marketing, product management, customer service) and advertising and trade show expenditures.

RESEARCH, ENGINEERING AND DEVELOPMENT

     Research, engineering and development expenses decreased to $1,409,829 for the six months ended June 30, 1997, compared to $1,934,566 for the six months ended June 30, 1996. The decrease in research, engineering and development expenses primarily relates to the reduction in required development work associated with the Company's UniPort product. However, resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased to $3,464,861 for the six months ended June 30, 1997, compared to $3,036,464 for the six months ended June 30, 1996. The increase is primarily due to amortization expenses associated with intangible assets acquired with the Vicorp and BFD acquisitions.

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

INVESTMENT GAIN ON MARKETABLE EQUITY SECURITIES

     For the six months ended June 30, 1996, the Company had an investment gain of $371,218 relating to its sale of marketable equity securities. No such transaction occurred during the same period in 1997.


INTEREST INCOME (EXPENSE)

     For the six months ended June 30, 1997, net interest (expense) income was $(32,211) compared to $297,004 during the same period in 1996. The increase in net interest expense is primarily due to certain interest bearing debt assumed by the Company in connection with the Vicorp and BFD acquisitions. Additionally, the Company's interest bearing cash and cash equivalent amounts decreased.

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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

     At June 30, 1997, the Company had net working capital of $3,380,602 compared to $388,785 at December 31, 1996. The increase in net working capital is primarily due to the net $4,400,000 of funding that was received from shareholders during the second quarter of 1997. The Company expects that with the acquisition of Vicorp and BFD, its working capital requirements will increase significantly over prior periods and that it will be able to fund its operating and investing activities for fiscal 1997.

     The Company's accounts and contracts receivable decreased to $9,174,854 as of June 30, 1997, from $12,400,000 as of December 31, 1996. The decrease is primarily due to collection of certain large receivables outstanding at December 31, 1996.

     The Company's supplies and other current assets increased slightly to $1,688,546 as of June 30, 1997, from $1,685,874 as of December 31, 1996.

     The Company's costs and earnings in excess of billings on uncompleted contracts increased to $5,551,359 as of June 30, 1997, from $3,064,978 as of December 31, 1996. The increase is primarily associated with certain of Vicorp's product delivery contracts in process for its customers. Such amounts as of June 30, 1997, are expected to be fully billed by Vicorp by December 31, 1997.

     The Company's current portion of long-term debt decreased to $604,974 as of June 30, 1997, from $2,374,287 as of December 31, 1996. The Company's long-term debt decreased to $275,443 as of June 30, 1997, from $369,377 as of December 31, 1996. The decrease is primarily due to certain debt re-paid by the Company during the six months ended June 30, 1997.

     The Company's accounts payable decreased to $3,871,443 as of June 30, 1997, from $4,395,128 as of December 31, 1996. The decrease is primarily due to the timing of certain vendor payments.

     The Company's accrued expenses decreased to $6,222,440 as of June 30, 1997, from $8,152,294 as of December 31, 1996. The decrease is primarily due to payments made during the first and second quarters of 1997.

     The Company's billings in excess of costs and earnings on uncompleted contracts decreased to $3,191,063 as of June 30, 1997, from $3,753,132 as of December 31, 1996. The decrease is primarily associated with the completion and billing of certain of Vicorp's software development contracts.

     The Company's deferred revenue balance decreased to $2,171,707 as of June 30, 1997, from $2,689,044 as of December 31, 1996. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers.

     The Company incurred approximately $669,000 and $1,062,000 in expenditures for capital assets during the three and six months ended June 30, 1997. Future levels of capital expenditures will be dependent upon cash availability from operating activities and additional sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions.

     During April, 1997, the Company completed a $4,500,000 financing with three of its shareholders, RMS Ltd. Partnership, Vulcan Ventures, Inc. and Primwest Holding N.V. ("the Shareholders"). In connection with the financing, each shareholder invested $1,500,000 and received 1,500 shares of a newly designated class of preferred stock. The Series B Preferred Stock carries a cumulative 8% dividend and may be converted, at the Company's option at any time prior to December 31, 1997, into new securities on the same terms as such securities may be offered to third parties. In the event the Company does not effect a conversion of the securities, each shareholder will be entitled to convert the Series B Preferred Stock into common stock after December 31, 1998, at approximately $4.47 per share. In addition to the Series B Preferred Stock, each of the Shareholders received a warrant to purchase 150,000 shares of common stock. The warrants will be exercisible for a five year period beginning April, 1998 at approximately $6.09. The Company granted the Shareholders certain registration and anti-dilution rights in connection with the transaction.


     Management is exploring additional opportunities for financing sources. Although management feels that the Company will be able to fund its operating and investing activities through fiscal 1997 through the use of its current working capital, including the collection of existing accounts receivables and the generation of future revenues, additional sources of capital are being investigated for future requirements. However, there is no assurance that the Company will be able to obtain additional financing on acceptable terms and conditions or that its existing working capital will be sufficient to fund its operating and investing activities for fiscal 1997.

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

   None

ITEM 5 -- OTHER INFORMATION

   None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

         Exhibit 27 - Financial Data Schedule (for SEC use only)

   (b) Reports on Form  8-K

         On April 7, 1997, the Company filed a report on Form 8-K announcing the issuance of 4,500 shares of Series B Preferred Stock and warrants to purchase up to 450,000 shares of Common Stock to RMS Limited
       Partnership, a Nevada limited partnership; Primwest Holding, N.V., a corporation organized under the laws of the Netherlands Antilles; and Vulcan Ventures Incorporated, a Washington corporation; for an aggregate purchase price of $4,500,000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                       PRECISION SYSTEMS, INC.

                                                  By:  /s/ STEVEN H. GRANT
                                                     ---------------------------
                                                  Steven H. Grant
                                                  Chief Financial Officer

August 11, 1997

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON AUGUST 11, 1997.

                     SIGNATURE                       TITLE
               /s/WILLEM HUISMAN                    Chairman of the Board, President and Chief Executive Officer
--------------------------------------------
                  Willem Huisman


                /s/ STEVEN H. GRANT                 Chief Financial Officer
--------------------------------------------
                  Steven H. Grant


             /s/ KENNETH M. CLINEBELL               Vice President and Controller
--------------------------------------------        (Principal Accounting Officer)
               Kenneth M. Clinebell



14