Form 10-Q
period 1997-09-30
PRECISION SYSTEMS INC
filed 1997-11-14
CIK 886074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 1997

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

     Total number of shares of outstanding common stock as of November 14, 1997:

         Common Stock........................................    17,773,088

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                    Precision Systems, Inc. and Subsidiaries
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            Three Months Ended September 30,  Nine Months Ended September 30,
                                            --------------------------------  -------------------------------
                                                   1997            1996             1997            1996
                                               ------------    ------------    ------------    ------------
REVENUES
  Contract revenue                             $  2,168,944    $  1,331,105    $  8,191,554    $  8,350,448
  Service and support                             6,270,975       5,342,503      17,655,180      11,311,939
  License fees                                    2,880,284       2,025,544       7,615,266       4,800,932
                                               ------------    ------------    ------------    ------------
                                                 11,320,203       8,699,152      33,462,000      24,463,319
                                               ------------    ------------    ------------    ------------
COST OF SALES                                     3,832,281       2,626,727      11,580,591       7,587,339
                                               ------------    ------------    ------------    ------------
GROSS MARGIN                                      7,487,922       6,072,425      21,881,409      16,875,980
                                               ------------    ------------    ------------    ------------
OPERATING EXPENSES
  Selling, general and administrative             6,438,515       9,062,036      20,168,057      21,145,524
  Research, engineering and development             734,268       1,434,505       2,144,097       3,369,071
  Depreciation and amortization                   1,699,246       1,469,419       5,164,107       4,505,883
  Purchased research and development                   --        19,500,000            --        19,500,000
  Goodwill write-down                                  --         3,829,424            --         3,829,424
                                               ------------    ------------    ------------    ------------
                                                  8,872,029      35,295,384      27,476,261      52,349,902
                                               ------------    ------------    ------------    ------------
Operating loss                                   (1,384,107)    (29,222,959)     (5,594,852)    (35,473,922)
Interest income (expense), net                       53,102         (31,973)         20,891         265,031
Gain on sale of marketable equity securities           --              --              --           371,218
                                               ------------    ------------    ------------    ------------
Loss before income taxes                         (1,331,005)    (29,254,932)     (5,573,961)    (34,837,673)
Income taxes                                           --              --              --              --
                                               ------------    ------------    ------------    ------------
NET LOSS                                         (1,331,005)    (29,254,932)     (5,573,961)    (34,837,673)
Preferred stock dividend requirements              (178,454)        (87,715)       (433,873)       (261,238)
                                               ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCK            $ (1,509,459)   $(29,342,647)   $ (6,007,834)   $(35,098,911)
                                               ============    ============    ============    ============

LOSS PER SHARE

  Net loss                                     $       (.08)   $      (1.71)   $      (.32)    $      (2.20)
                                               ============    ============    ============    ============
  Net loss applicable to common stock          $       (.09)   $      (1.72)   $      (.34)    $      (2.22)
                                               ============    ============    ============    ============






















       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Precision Systems, Inc. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,     December 31,
                                                                                          1997             1996
                                                                                     -------------    -------------
                                                                                      (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $   6,722,594    $   4,601,818
  Accounts and contracts receivable, net                                                 8,732,168       12,400,000
  Supplies and other current assets                                                      2,694,425        1,685,874
  Costs and earnings in excess of billings on uncompleted contracts                      6,933,157        3,064,978
                                                                                     -------------    -------------
    Total current assets                                                                25,082,344       21,752,670
                                                                                     -------------    -------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                       8,483,781        8,824,858
INTANGIBLE ASSETS, NET                                                                  15,354,846       18,616,847
                                                                                     -------------    -------------
                                                                                     $  48,920,971    $  49,194,375
                                                                                     =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                                  $     543,526    $   2,374,287
  Accounts payable                                                                       5,058,967        4,395,128
  Accrued expenses                                                                       6,066,512        8,152,294
  Billings in excess of costs and earnings on uncompleted contracts                      2,885,000        3,753,132
  Deferred revenue                                                                       1,824,478        2,689,044
                                                                                     -------------    -------------
    Total current liabilities                                                           16,378,483       21,363,885
                                                                                     -------------    -------------
LONG-TERM DEBT                                                                           6,256,766          369,377
                                                                                     -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Non-redeemable preferred stock - $.01 par value; authorized 50,000 shares:
    Series A 6 percent Cumulative Convertible Preferred Stock; convertible at $4.76 per share, issued and outstanding 10,000 shares; liquidation preference
    $5,800,000                                                                                 100              100
    Series B 8 percent Cumulative Convertible Preferred Stock; convertible at $4.47 per share, issued and outstanding 4,500 shares; liquidation preference
    $4,500,000                                                                                  45             --
  Common stock - $.01 par value; authorized 30,000,000 shares, issued
    17,831,025 and 17,696,367 shares, respectively                                         178,311          176,964
  Additional paid-in capital                                                           113,950,471      109,643,293
  Deficit                                                                              (88,809,350)     (83,235,389)
  Treasury stock (132,937 shares) - at cost                                               (422,360)        (422,360)
  Accumulated preferred stock dividends                                                  1,496,747        1,062,874
  Cumulative foreign currency translation adjustment                                      (108,242)         355,748
  Unearned compensation                                                                       --           (120,117)
                                                                                     -------------    -------------
    Total stockholders' equity                                                          26,285,722       27,461,113
                                                                                     -------------    -------------
                                                                                     $  48,920,971    $  49,194,375
                                                                                     =============    =============










       The accompanying notes are an integral part of these condensed consolidated financial statements.
                                                                                                                    3


                    Precision Systems, Inc. and Subsidiaries
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   1997            1996
                                                               ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES:
  Net loss                                                     $ (5,573,961)   $(34,837,673)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                 5,164,107       4,505,883
    Purchased research and development                                 --        19,500,000
    Goodwill write-down                                                --         3,829,424
    Provision for losses on accounts receivable                     105,515         956,411
    Amortization of unearned compensation                           120,117         197,772
    Realization of deferred revenue                                    --        (1,031,553)
    Change in current assets and liabilities,
     net of business acquisitions:
      Accounts and contracts receivable                           3,601,397       4,653,251
      Costs and estimated earnings in excess of billings         (3,868,179)        (88,893)
      Supplies and other current assets                            (972,372)        731,736
      Accounts payable                                              663,839       1,026,766
      Accrued expenses                                           (1,968,743)     (3,489,226)
      Billings in excess of earnings on incomplete contracts       (868,132)        482,290
      Deferred revenue                                             (864,566)        409,091
                                                               ------------    ------------
        Net cash used in operating activities                    (4,460,978)     (3,154,721)
                                                               ------------    ------------
CASH FLOWS - INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                      (1,969,522)     (1,576,809)
  Cash acquired in acquisition                                         --         4,403,000
                                                               ------------    ------------
       Net cash (used in) provided by investing activities       (1,969,522)      2,826,191
                                                               ------------    ------------
CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from notes payable, net                                5,974,130            --
  Repayment of notes payable                                     (1,998,116)        (90,000)
  Capital contributions, net                                      4,400,000            --
  Proceeds from issuance of capital stock                           175,262         522,934
                                                               ------------    ------------
      Net cash provided by financing activities                   8,551,276         432,934
                                                               ------------    ------------
  Net increase in cash                                            2,120,776         104,404
  Cash at beginning of period                                     4,601,818      14,639,111
                                                               ------------    ------------
  Cash at end of period                                        $  6,722,594    $ 14,743,515
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

2.      LOSS PER SHARE

      Loss per share for the three and nine months  ended  September  30,  1997 and 1996,  have been computed based upon the weighted average common shares  outstanding of 17,599,755 and 17,585,442 and
17,089,298 and 15,808,120, respectively. The loss per share calculation does not include convertible securities  and stock  options,  which are common stock  equivalents,  as their  inclusion  would be anti-dilutive.

3.      LONG-TERM DEBT
                                                                                      September 30,  December 31,
                                                                                           1997           1996
                                                                                       ------------   -----------
                                                                                        (unaudited)
Note payable to shareholder, interest at 6 percent, repaid during October, 1997        $    250,199   $   698,127
Notes payable to shareholders, interest at 8 percent, unsecured and due January, 1999     6,000,000            --
Notes payable, interest at 5 percent, repaid during February, 1997                               --     1,269,475
Capital lease obligations, interest rates varying from 6 percent to 9 percent;
  collateralized by assets with net book value of approximately $500,000                    550,093       776,062
                                                                                       ------------   -----------
                                                                                          6,800,292     2,743,664
Less current portion                                                                       (543,526)   (2,374,287)
                                                                                       ------------   -----------
                                                                                       $  6,256,766   $   369,377
                                                                                       ============   ===========

      On  September  30,  1997,  the  Company  completed  a  $6,000,000  financing  with RMS Limited
Partnership ("RMS"), Vulcan Ventures,  Inc. ("Vulcan"),  and Mr. Didier Primat ("the Shareholders").
RMS and Vulcan are existing  shareholders  of the Company and Mr. Primat is the beneficial  owner of shares of the Company's  stock held by Alta  Investissements  SA. In connection  with the financing, each  Shareholder  invested  $2,000,000 and received a promissory note ("Note") for $2,000,000 and a warrant to purchase  275,000  shares of common  stock.  The Notes will mature on January 1, 1999 and bear interest from the issuance date on the unpaid  principal  amount until such amount is paid at a rate per annum equal to 8%. Interest will be paid on September 30, 1998, and on the maturity date.

4.      BUSINESS ACQUISITIONS

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




                    Precision Systems, Inc. and Subsidiaries
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
                                                          ============

      The Company  acquired BFD  Productions,  Inc. ("BFD") in October 1996 in exchange for cash and approximately  272,000  shares  of  newly  issued  common  stock  for  a  total  purchase  price  of approximately  $3,400,000 in exchange for all of the capital stock of BFD. The  acquisition has been accounted  for using the purchase  method of  accounting.  This  purchase  price of  $3,394,749  was comprised  of  $1,500,000  in cash,  Company  common stock  valued at  $1,655,833,  and other direct acquisition costs totaling $238,916.


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
                                                          ===========


5.      STOCKHOLDERS' EQUITY

      During  April,  1997,  the  Company  completed  a  $4,500,000  financing  with  three  of  its shareholders,  RMS Limited  Partnership,  Vulcan  Ventures,  Inc.  and Primwest  Holding N.V.  ("the
Shareholders").  In connection with the financing, each Shareholder invested $1,500,000 and received
1,500 shares of a newly  designated class of preferred stock. The Series B Preferred Stock carries a cumulative 8% dividend.  Each  Shareholder  will be entitled to convert the Series B Preferred Stock into common stock after  December 31, 1998,  at  approximately  $4.47 per share.  In addition to the
Series B Preferred Stock, each of the Shareholders  received a warrant to purchase 150,000 shares of common stock.  The warrants will be  exercisable  for a five year period  beginning  April,  1998 at approximately  $6.09. The Company granted the Shareholders  certain  registration and  anti-dilution rights in connection with the transaction.





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

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
 Percentage
  Increase
                                                                                                        (Decrease)
                                                                                                    Three         Nine
                                                Percentage of Revenue    Percentage of Revenue      Months       Months
                                                 Three Months Ended        Nine Months Ended        Ended         Ended
                                                    September 30,            September 30,              September 30,
                                                ---------------------      ------------------       --------------------
                                                                                                     1997          1997
                                                                                                      vs.           vs.
                                                  1997          1996        1997         1996        1996          1996
                                                ---------------------      ------------------       --------------------
Revenues:
  Contract revenue                                19.2%         15.3%       24.4%        34.1%       62.9%        (1.9)%
  Service and support                             55.4%         61.4%       52.8%        46.2%        1.3%         56.1%
  License fee                                     25.4%         23.3%       22.8%        19.7%       42.2%         58.6%
                                                 -----         -----       -----        -----
       Total revenues                            100.0%        100.0%      100.0%       100.0%       30.1%         36.8%
Cost of sales                                     33.9%         30.2%       34.6%        31.0%       45.9%         52.6%
Gross margin                                      66.1%         69.8%       65.4%        69.0%       23.3%         29.7%
Operating expenses:
  Selling, general, and administrative expenses   56.9%        104.2%       60.3%        86.4%      (29.0)%        (4.6)%
  Research, engineering and development            6.5%         16.5%        6.4%        13.8%      (48.8)%       (36.4)%
  Depreciation and amortization                   15.0%         16.9%       15.4%        18.4%       15.6 %        14.6%
  Purchased research and development               0.0%        224.2%        0.0%        79.7%     (100.0)%      (100.0)%
  Goodwill write-down                              0.0%         44.0%        0.0%        15.7%     (100.0)%      (100.0)%
                                                 -----         -----       -----        -----
Operating Loss                                   (12.3)%      (336.0)%     (16.7)%     (145.1)%     (95.3)%       (84.2)%
Interest income (expense)                          0.5%         (0.3)%       0.0%         1.1%     (266.1)%       (92.1)%
Gain on sale of marketable equity securities       0.0%          0.0%        0.0%         1.6%        0.0%       (100.0)%
                                                 -----         -----       -----        -----
Loss before income taxes                         (11.8)%      (336.3)%     (16.7)%     (142.4)%     (95.5)%       (84.0)%
Net Loss                                         (11.8)%      (336.3)%     (16.7)%     (142.4)%     (95.5)%       (84.0)%


      Since the Vicorp and the BFD  acquisitions  were  accounted  for as  purchases,  the Company's consolidated statements of operations include the operations of Vicorp since its acquisition date in
April,  1996, and the operations of BFD since its acquisition date in October,  1996.  Consequently, some of the increases  shown above for the three and nine month  periods  ended  September 30, 1997, compared to the same periods in 1996, are due to these acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

TOTAL REVENUES

      Total revenues increased to $11,320,203 for the three months ended September 30, 1997 compared to  $8,699,152  for the three months ended  September  30, 1996.  The various  components of revenue fluctuated as explained below.

CONTRACT REVENUE

      Contract  revenue  increased  to  $2,168,944  for the three months  ended  September  30, 1997 compared to $1,331,105  during the same period in 1996. The increase in contract  revenue during the three months ended  September  30, 1997 versus 1996 is primarily  due to increased  hardware  sales, which is partially  offset by certain ESP product sales to MCI completed in 1996 which did not recur during the same period in 1997.

SERVICE AND SUPPORT

      Service and support  revenue  increased to $6,270,975 for the three months ended September 30,
1997, compared to $5,342,503 for the three months ended September 30, 1996.

      Service and support provided to MCI decreased  slightly to $498,383 for the three months ended
September 30, 1997, compared to $526,767 for the three months ended September 30, 1996.



      Service and support  provided to HSN decreased to $0 for the three months ended  September 30,
1997,  in comparison  to $364,388 for the three months ended  September 30, 1996.  The Company's HSN maintenance agreement ended December 31, 1996.

      Service and support  revenue for Vicorp  BETEX  products was  $4,965,929  for the three months ended  September  30, 1997,  compared to $4,422,527  for the three months ended  September 30, 1996.
Vicorp's service and support revenue includes  maintenance and custom development  services provided to its customers.

      Service and support  revenue for BFD was $785,207 for the three  months  ended  September  30,
1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

LICENSE FEES

      License fee revenue  increased to  $2,880,284  for the three months ended  September 30, 1997, compared to $2,025,544  for the three months ended  September 30, 1996.  License fee revenue for the three months  ended  September  30, 1997,  relating to its BETEX  product  line was  $2,670,559  and
$209,725 for the UniPort  product line.  The primary  reason for the increase in license fee revenue for the three months ended  September  30, 1997 relates to a higher level of BETEX  products sold in the European market versus previous periods.  The Company anticipates  generating future license fee revenue for its  UniPort and BETEX  products,  although  no  assurance  can be given for such future revenue.

COST OF SALES AND GROSS MARGIN

      Cost of sales increased to $3,832,281 for the three months ended September 30, 1997,  compared to $2,626,727  for the three months ended  September  30, 1996.  Additionally,  the Company's  gross margin  increased to  $7,487,922  (66% of revenue) for the three  months ended  September  30, 1997, compared to $6,072,425  (70% of revenue) for the three months ended  September 30, 1996. The primary reason for the increase in the Company's  gross margin dollar amount is an increase in the Company's total revenue.  The decrease in the Company's gross margin percentage is primarily associated with a change in product  mix. A greater  portion  of the  Company's  revenue  for the three  months  ended
September  30, 1997  related to lower  margin  hardware  sales  versus the same period in 1996.  The
Company  anticipates that its hardware sales will continue to increase during the remainder of 1997, as compared to the previous year's activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and  administrative  expenses  decreased to $6,438,515  for the three months ended September 30, 1997,  compared to $9,062,036 for the three months ended September 30, 1996. The decrease in selling,  general and  administrative  expenses for the three months ended September 30,
1997 is primarily due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include payroll and related costs due to consolidation and elimination of certain functions and reduction in advertising and trade show expenditures. Also, during August 1996, the Company accrued $1,093,341 in restructuring  charges which related  primarily to termination  benefits,  including  severance pay.
Offsetting these decreases were the selling, general and administrative expenses associated with the
BFD  acquisition  of  approximately  $858,000.   Considering  the  impact  of  the  Vicorp  and  BFD
acquisitions, the Company expects its total selling, general and administrative expenses to increase in the future.

RESEARCH, ENGINEERING AND DEVELOPMENT

      Research,  engineering  and  development  expenses  decreased to $734,268 for the three months ended September 30, 1997,  compared to $1,434,505 for the three months ended September 30, 1996. The decrease in research,  engineering and development  expenses  primarily  relates to the reduction in required  development work associated with the Company's  UniPort product.  However,  resources will continue to be directed toward product  improvements and enhancements for future purchased  releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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



DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased to $1,699,246 for the three months ended September 30,
1997,  compared to  $1,469,419  for the three  months  ended  September  30,  1996.  The increase is primarily due to  amortization  expense  associated  with  intangible  assets  acquired with the BFD acquisition.

PURCHASED RESEARCH AND DEVELOPMENT

      Purchased research and development expense of $19,500,000 for the three months ended September
30, 1996,  represents the purchase price allocation to in-process research and development  acquired through the Company's acquisition of Vicorp.

GOODWILL WRITE-DOWN

      During the three months ended September 30, 1996, the Company reevaluated the realizability of the goodwill associated with its fiscal 1994 acquisition of The Renaissance Group ("TRG").  Based on a review of the expected future discounted cash flows of TRG, the Company determined that a material impairment of the TRG associated  goodwill  existed.  Consequently,  a $3,829,424  write-down of the goodwill balance was recorded during the three months ended September 30, 1996.

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

INTEREST INCOME (EXPENSE)

      For the three  months ended  September  30, 1997,  net  interest  income  increased to $53,102 compared  to  $(31,973)  during the same period in 1996.  The  increase  in net  interest  income is primarily due to a lower level of interest expense associated with the Company's debt due to certain repayments of such debt.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

TOTAL REVENUES

      Total revenues  increased to $33,462,000 for the nine months ended September 30, 1997 compared to  $24,463,319  for the nine months ended  September  30, 1996.  The various  components of revenue fluctuated as explained below.

CONTRACT REVENUE

      Contract revenue decreased to $8,191,554 for the nine months ended September 30, 1997 compared to $8,350,448  during the same period in 1996.  The decrease is primarily due to certain ESP product sales to MCI  completed in 1996 which did not recur during the same period in 1997.  Offsetting  the overall decrease in ESP product sales is an increase in contract  revenues  associated with Vicorp's
BETEX products of $6,030,221 for the nine months ended September 30, 1997 compared to $1,463,569 for the same period in 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated  statements of operations  include the operations of Vicorp since the acquisition date, in April,  1996.  The  Company  expects  the revenue  generated  from the sale of BETEX  products to increase during 1997.

SERVICE AND SUPPORT

      Service and support  revenue  increased to $17,655,180 for the nine months ended September 30,
1997, compared to $11,311,939 for the nine months ended September 30, 1996.

      Service and  support  provided  to MCI  decreased  to  $1,519,218  for the nine  months  ended
September 30, 1997,  compared to  $1,698,036  for the nine months ended  September  30, 1996.  While maintenance  revenue  increased due to additional MCI ESP equipment that is subject to the Company's maintenance  services,  the overall decrease is due to certain  non-recurring  development  projects delivered to MCI which occurred during the first nine months of 1996.


      Service and support  provided to HSN  decreased to $0 for the nine months ended  September 30,
1997, in comparison to $1,092,294  for the nine months ended  September 30, 1996.  The Company's HSN maintenance agreement ended December 31, 1996.

      Service and support  revenue for Vicorp  BETEX  products was  $13,399,798  for the nine months ended September 30, 1997,  compared to $8,668,527 for the same period in 1996.  Vicorp's service and support revenue  includes  maintenance and custom  development  services  provided to its customers.

      Service and support  revenue for BFD was  $2,675,461  for the nine months ended  September 30,
1997.  BFD's service and support  revenue  primarily  includes  interactive  voice response  service bureau activity.

LICENSE FEES

      License fee revenue  increased  to  $7,615,266  for the nine months ended  September  30, 1997 compared to $4,800,932  for the nine months ended  September  30, 1996.  License fee revenue for the nine months  ended  September  30,  1997,  relating to its BETEX  product  line was  $6,237,450  and
$1,377,816 for the UniPort  product line. The primary reason for the increase in license fee revenue for the nine months ended  September 30, 1997 relates to a higher level of BETEX product sold in the
American and European  markets  versus prior  periods.  The Company  anticipates  generating  future license fee revenue for its UniPort and BETEX products,  although no assurance can be given for such future revenue.

COST OF SALES AND GROSS MARGIN

      Cost of sales increased to $11,580,591 for the nine months ended September 30, 1997,  compared to $7,587,339 for the nine months ended September 30, 1996. Additionally, the Company's gross margin increased to $21,881,409 (65% of revenue) for the nine months ended September 30, 1997,  compared to
$16,875,980  (69% of revenue) for the nine months ended  September 30, 1996.  The primary reason for the increase in the  Company's  gross margin  dollar  amount is an increase in the  Company's  total revenue. The decrease in the Company's gross margin percentage is primarily associated with a change in product mix. A greater  portion of the Company's  revenue for the nine months ended September 30,
1997 related to lower margin hardware sales versus the same period in 1996. The Company  anticipates that its hardware  sales will continue to increase  during the remainder of 1997, as compared to the previous year's activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and  administrative  expenses  decreased to $20,168,057  for the nine months ended September 30, 1997,  compared to $21,145,524 for the nine months ended September 30, 1996. The decrease is primarily due to the  Company's  efforts at managing and  controlling  costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include payroll and related costs due to  consolidation  and elimination of certain  functions (i.e.
sales and marketing,  product  management,  customer service) and reduction in advertising and trade show  expenditures.  Also,  during August 1996,  the Company  accrued  $1,093,341  in  restructuring charges,  which related primarily to termination benefits,  including severance pay. The decrease in selling, general and administrative expenses is offset by the following increases:

      *     Selling,  general and administrative  expenses associated with the acquisition of Vicorp was  approximately  $12,093,000 for the nine months ended September 30, 1997 compared to
            $9,279,812 for the period in 1996 that Vicorp was included in the Company's consolidated statement of operations.

      *     Selling,  general and  administrative  expenses  associated with the BFD acquisition was approximately $2,426,000.

RESEARCH, ENGINEERING AND DEVELOPMENT

      Research,  engineering  and development  expenses  decreased to $2,144,097 for the nine months ended  September 30, 1997,  compared to $3,369,071 for the nine months ended September 30, 1996. The decrease in research,  engineering and development  expenses  primarily  relates to the reduction in required  development work associated with the Company's  UniPort product.  However,  resources will continue to be directed toward product  improvements and enhancements for future purchased  releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

      The Company believes it operates in a highly competitive  market;  and, in order to maintain a competitive position,  the Company's existing products must be continually improved and new products must be  developed.  The  amount  and  timing  of  future  research,  engineering,  and  development expenditures  will depend upon,  among other factors,  future new contract revenue and the Company's ability to fund these costs from future operating cash flow and bank or other forms of financing.
10

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  increased to $5,164,107 for the nine months ended September 30,
1997, compared to $4,505,883 for the nine months ended September 30, 1996. The increase is primarily due to  amortization  expense  associated  with  intangible  assets acquired with the Vicorp and BFD acquisitions.

PURCHASED RESEARCH AND DEVELOPMENT

      Purchased research and development  expense of $19,500,000 for the nine months ended September
30, 1996,  represents the purchase price allocation to in-process research and development  acquired through the Company's acquisition of Vicorp.

GOODWILL WRITE-DOWN

      During the nine months ended September 30, 1996, the Company  reevaluated the realizability of the goodwill associated with its fiscal 1994 acquisition of The Renaissance Group ("TRG").  Based on a review of the expected future discounted cash flows of TRG, the Company determined that a material impairment of the TRG associated  goodwill  existed.  Consequently,  a $3,829,424  write-down of the goodwill balance was recorded during the nine months ended September 30, 1996.

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

INVESTMENT GAIN ON MARKETABLE EQUITY SECURITIES

      For the nine months ended  September 30, 1996, the Company had an investment  gain of $371,218 relating to its sale of marketable equity securities.  No such transaction  occurred during the same period in 1997.

INTEREST INCOME

      For the nine months ended  September  30, 1997,  net interest  income was $20,891  compared to
$265,031  during the same period in 1996.  The decrease in net interest  income is primarily  due to certain interest  expense  associated with debt assumed by the Company in connection with the Vicorp and BFD acquisitions.  Additionally, the Company's interest bearing cash and cash equivalent amounts decreased.

LITIGATION

      The Company is subject to certain  legal  actions  arising in the normal  course of  business.
After taking into  consideration  legal counsel's  evaluation of such actions,  management is of the opinion that their final resolution will not have any significant  adverse effect upon the Company's business  or its  consolidated  financial  statements.  Reference  is made to the legal  proceedings described at Part 1, Item 3, in the Company's December 31, 1996, Form 10-K. The following represents an update of certain of these proceedings.

      INTERVOICE,  INC. V. PRECISION SYSTEMS,  INC. AND VICORP INTERACTIVE SYSTEMS, INC. On June 13,
1997, the Company filed a Motion for Summary  Judgment of Patent  Invalidity and Non Infringement of
the  Intervoice  '305,  '643  and '500  Patents,  and a  Partial  Motion  for  Summary  Judgment  on
Intervoice's allegation of False Advertising by the Company. A hearing on these Motions is pending.

On August 27, 1997,  Intervoice  filed a new Complaint  against the Company in the Federal  District
Court  for the  Northern  District  of Texas  (Dallas)  alleging  infringement  of U.S.  Patent  No.
5,644,631.  This  Patent was  awarded to  Intervoice  on July 1, 1997 and is a  continuation  of its earlier '500 Patent.  Upon Agreed Motion,  this new action has been  consolidated  into the original action,  and the trial  date on all counts has been  extended  to March 2, 1998,  so as to allow the parties time to conduct additional discovery.

      DANIEL  SCHULTZ  V.  PRECISION  SYSTEMS,  INC.,  ET AL. The  company  has filed its Answer and
Affirmative  Defenses  with the  Circuit  Court of the Sixth  Judicial  Circuit in and for  Pinellas
County, Florida, and is vigorously defending this action.

      DANIEL  GILBERT  SCHULTZ V. ALTA  INVESTISSEMENTS,  S.A.  ET AL. The Court of First  Instance,
Curacao,  Netherlands  Antilles has ruled  against Mr.  Schultz on all Claims.  Mr.  Schultz did not appeal this judgment, and the time for appeal has expired.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

      At September 30, 1997, the Company had net working capital of $8,703,861  compared to $388,785 at December 31, 1996. The increase in net working capital is primarily due to the net $4,400,000 and
$5,974,130 of funding that was received from  shareholders  during the second and third  quarters of
1997,  respectively.  The Company  expects that with the  acquisition of Vicorp and BFD, its working capital requirements will increase significantly over prior periods and that it will be able to fund its operating and investing activities for the remainder of 1997.
                                                                                                  11


      The Company's  accounts and contracts  receivable  decreased to $8,732,168 as of September 30,
1997,  from  $12,400,000  as of December 31, 1996.  The decrease is primarily  due to  collection of certain large receivables outstanding at December 31, 1996.

      The Company's  supplies and other current  assets  increased to $2,694,425 as of September 30,
1997, from $1,685,874 as of December 31, 1996. The increase is primarily due to the replenishment of inventory which was sold prior to the end of 1996.

      The Company's costs and earnings in excess of billings on uncompleted  contracts  increased to
$6,933,157  as of  September  30, 1997,  from  $3,064,978  as of December 31, 1996.  The increase is primarily  associated  with  certain of  Vicorp's  product  delivery  contracts  in process  for its customers. Such amounts as of September 30, 1997, are expected to be fully billed by Vicorp by March
31, 1998.

      The  Company's  current  portion of long-term  debt  decreased to $543,526 as of September 30,
1997, from $2,374,287 as of December 31, 1996. The decrease is primarily due to certain debt re-paid by the Company  during the nine months  ended  September  30, 1997.  The  Company's  long-term  debt increased  to  $6,256,766  as of  September  30, 1997,  from  $369,377 as of December 31, 1996.  The increase is primarily due to the Company's  issuance of three promissory notes of $2,000,000 each in
September, 1997.

      The  Company's  accounts  payable  increased  to  $5,058,967  as of September  30, 1997,  from
$4,395,128 as of December 31, 1996.  The increase is primarily  due to the timing of certain  vendor payments.

      The  Company's  accrued  expenses  decreased  to  $6,066,512  as of September  30, 1997,  from
$8,152,294 as of December 31, 1996.  The decrease is primarily due to payments made during the first three quarters of 1997.

      The Company's billings in excess of costs and earnings on uncompleted  contracts  decreased to
$2,885,000  as of  September  30, 1997,  from  $3,753,132  as of December 31, 1996.  The decrease is primarily  associated  with the completion and billing of certain of Vicorp's  software  development contracts.

      The Company's  deferred revenue balance decreased to $1,824,478 as of September 30, 1997, from
$2,689,044 as of December 31, 1996. The Company's  deferred  revenue  balance  primarily  represents prepaid maintenance contracts for services to be provided to its customers.

      The Company incurred  approximately $908,000 and $1,970,000 in expenditures for capital assets during the three and nine months ended  September 30, 1997.  Future  levels of capital  expenditures will be dependent upon cash  availability from operating  activities and additional  sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions.

      During  April,  1997,  the  Company  completed  a  $4,500,000  financing  with  three  of  its shareholders,  RMS Limited  Partnership,  Vulcan  Ventures,  Inc.  and Primwest  Holding N.V.  ("the
Shareholders").  In connection with the financing, each Shareholder invested $1,500,000 and received
1,500 shares of a newly  designated class of preferred stock. The Series B Preferred Stock carries a cumulative 8% dividend.  Each  Shareholder  will be entitled to convert the Series B Preferred Stock into common stock after  December 31, 1998,  at  approximately  $4.47 per share.  In addition to the
Series B Preferred Stock, each of the Shareholders  received a warrant to purchase 150,000 shares of common stock.  The warrants will be  exercisable  for a five year period  beginning  April,  1998 at approximately  $6.09. The Company granted the Shareholders  certain  registration and  anti-dilution rights in connection with the transaction.

      On  September  30,  1997,  the  Company  completed  a  $6,000,000  financing  with RMS Limited
Partnership ("RMS"), Vulcan Ventures,  Inc. ("Vulcan"),  and Mr. Didier Primat ("the Shareholders").
RMS and Vulcan are existing  shareholders  of the Company and Mr. Primat is the beneficial  owner of shares of the Company's  stock held by Alta  Investissements  SA. In connection  with the financing, each  Shareholder  invested  $2,000,000 and received a promissory note ("Note") for $2,000,000.  The
Notes  will  mature on  January  1, 1999 and bear  interest  from the  issuance  date on the  unpaid principal amount until such amount is paid at a rate per annum equal to 8%. Interest will be paid on
September 30, 1998,  and on the maturity  date. In addition to the Notes,  each of the  Shareholders received a warrant to purchase  275,000 shares of common stock. The warrants will be exercisable for a five year period beginning October,  1998, at $4.00. The Company granted the Shareholders  certain registration rights with respect to the shares of common stock underlying the warrants.




      Management is exploring  additional  opportunities for financing sources.  Although management feels that the Company will be able to fund its  operating  and  investing  activities  through 1997 through the use of its current  working  capital,  including  the  collection  of existing  accounts receivables  and the  generation  of  future  revenues,  additional  sources  of  capital  are being investigated for future requirements.  However,  there is no assurance that the Company will be able to obtain  additional  financing on acceptable  terms and  conditions  or that its existing  working capital will be sufficient to fund its operating and investing activities for 1998.

FORWARD-LOOKING INFORMATION

      The foregoing  discussion in "Management's  Discussion and Analysis of Financial Condition and
Results of Operations" contains  forward-looking  statements that reflect management's current views with respect to future  events and the  financial  performance  and  condition of the Company.  Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include:

      *     The Company competes in an industry marked by frequent  technological changes which will force the Company to expend funds to develop new products and implement new technologies

      *     The various markets into which the Company sells its products are undergoing significant changes with increasing demands for product innovations

      *     The Company must be successful in competing against many competitors, many of which have significantly greater assets than the Company

      *     The Company will be required to properly estimate costs under fixed price contracts

      *     Increased  risk of  litigation  in the  Company's  industry  resulting  from  aggressive prosecutions of intellectual property claims

      *     The Company's ability to retain its larger customers, including MCI

      *     Availability of certain hardware and software components which are incorporated with the
            Company's products and are purchased from a limited number of vendors

      *     The Company's ability to hire and retain qualified personnel

      *     Legislative  changes affecting the Company's markets,  including the  Telecommunications
            Act of 1996

      *     Given the  Company's  acquisition  of Vicorp  and its large  presence  in  international markets,  regulatory,  monetary  and  inflationary  factors  can  negatively  impact the
            Company's operations in the future.

      Many of such uncertainties are outside the Company's control and  could  postpone,  delay,  or eliminate  potential  sales  opportunities  and, therefore,  affect the Company's operations. Due to such  uncertainties  and risk, readers are  cautioned not to place undue  reliance on such  forward-
looking statements, which speak only as of the date hereof.

INFLATION

     Inflation has not had a significant impact on the Company's operations.














                                 PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

      The Company is subject to certain  legal  actions  arising in the normal  course of  business.
After taking into  consideration  legal counsel's  evaluation of such actions,  management is of the opinion that their final resolution will not have any significant  adverse effect upon the Company's business  or its  consolidated  financial  statements.  Reference  is made to the legal  proceedings described at Part 1, Item 3, in the Company's December 31, 1996, Form 10-K. The following represents an update of certain of these proceedings.

      INTERVOICE,  INC. V. PRECISION SYSTEMS,  INC. AND VICORP INTERACTIVE SYSTEMS, INC. On June 13,
1997, the Company filed a Motion for Summary  Judgment of Patent  Invalidity and Non Infringement of
the  Intervoice  '305,  '643  and '500  Patents,  and a  Partial  Motion  for  Summary  Judgment  on
Intervoice's allegation of False Advertising by the Company. A hearing on these Motions is pending.

On August 27, 1997,  Intervoice  filed a new Complaint  against the Company in the Federal  District
Court  for the  Northern  District  of Texas  (Dallas)  alleging  infringement  of U.S.  Patent  No.
5,644,631.  This  Patent was  awarded to  Intervoice  on July 1, 1997 and is a  continuation  of its earlier '500 Patent.  Upon Agreed Motion,  this new action has been  consolidated  into the original action,  and the trial  date on all counts has been  extended  to March 2, 1998,  so as to allow the parties time to conduct additional discovery.

      DANIEL  SCHULTZ  V.  PRECISION  SYSTEMS,  INC.,  ET AL. The  company  has filed its Answer and
Affirmative  Defenses  with the  Circuit  Court of the Sixth  Judicial  Circuit in and for  Pinellas
County, Florida, and is vigorously defending this action.

      DANIEL  GILBERT  SCHULTZ V. ALTA  INVESTISSEMENTS,  S.A.  ET AL. The Court of First  Instance,
Curacao,  Netherlands  Antilles has ruled  against Mr.  Schultz on all Claims.  Mr.  Schultz did not appeal this judgment, and the time for appeal has expired.

ITEM 2 - CHANGES IN SECURITIES

      On April 7, 1997, the Company issued 4,500 shares of Series B Convertible Redeemable Preferred
Stock and  warrants  to purchase up to 450,000  shares of common  stock to RMS Limited  Partnership,
Vulcan Ventures, Inc., and Primwest Holding N.V. ("the Shareholders") for aggregate consideration of
$4,500,000.  The Company  relied upon the Section 4 (2) exemption  under the Securities Act of 1933.
The Series B Preferred Stock carries a cumulative 8% dividend.  Each shareholder will be entitled to convert the Series B Preferred  Stock into common stock after  December 31, 1998,  at  approximately
$4.47 per share. In addition to the Series B Preferred Stock,  each of the  Shareholders  received a warrant to purchase 150,000 shares of common stock. The warrants will be exercisable for a five year period beginning April,  1998 at approximately  $6.09. The Company granted the Shareholders  certain registration and anti-dilution rights in connection with the transaction.

      On September 30, 1997, the Company issued  promissory  notes and warrants to purchase  825,000 shares of common stock to RMS Limited  Partnership,  Vulcan  Ventures,  Inc.,  and Mr. Didier Primat
("the Shareholders") for aggregate consideration of $6,000,000.  The Company relied upon the Section
4 (2) exemption  under the Securities Act of 1933. The warrants will be exercisable  for a five year period beginning October,  1998, at $4.00. The Company granted the Shareholders certain registration rights with respect to the shares of common stock underlying the warrants.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          None
14



                                             SIGNATURES

      Pursuant to the  requirements  of Section 13 or 15(d) of the Securities  Exchange Act of 1934,
the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  hereunto duly authorized.


                                                                  PRECISION SYSTEMS, INC.

                                                                  By:    /s/ KENNETH M. CLINEBELL
                                                                  ---------------------------------
                                                                             Kenneth M. Clinebell
                                                                             Chief Financial Officer

November 14, 1997

      Pursuant to the  requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on
November 14, 1997.

        Signature                                 Title
        ---------                                 -----

    /s/WILLEM HUISMAN                 Chairman of the Board, President and Chief Executive Officer
--------------------------------
       Willem Huisman


   /s/ KENNETH M. CLINEBELL           Chief Financial Officer
--------------------------------      (Principal Accounting Officer)
       Kenneth M. Clinebell

































                                                                                                    15