Form 10-K
period 1997-12-31
PRECISION SYSTEMS INC
filed 1998-04-15
CIK 886074

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) for the Fiscal Year Ended December 31, 1997, of the Securities Exchange Act of 1934 [Fee Required]

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _______________to______________

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

           Securities registered pursuant to Section 12(b) of the Act:

         Title of                                         Name of Exchange
        Each Class                                           Registered
        ----------                                           ----------
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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 12, 1998, there were outstanding 17,779,537 shares of Common Stock, 10,000 shares of Series A preferred stock and 4,500 shares of Series B preferred stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1998, was $25,566,974.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

                Documents                         Form 10-K Reference
                ---------                         -------------------

            The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information distributed in connection with the 1998 Annual Meeting of Shareholders of the registrant.


                                              PRECISION SYSTEMS, INC.

                                                     Form 10-K

                                                 TABLE OF CONTENTS

                                                                                                             PAGE NO.
PART I
     Item 1       Business........................................................................................1
     Item 2       Properties.....................................................................................10
     Item 3       Legal Proceedings..............................................................................10
     Item 4       Submission of Matters to a vote of Security Holders............................................12

PART II
     Item 5       Market Price of and Dividends on the Registrant's Common Stock and
                    Related Stockholder Matters..................................................................12
     Item 6       Selected Financial Data........................................................................12
     Item 7       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................................................13
     Item 8       Financial Statements...........................................................................26

PART III
     Item 9       Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosures........................................................................51
     Item 10      Directors and Executive Officers of the Registrant............................................51
     Item 11      Executive Compensation........................................................................51
     Item 12      Security Ownership of Certain Beneficial Owners and Management................................51
     Item 13      Certain Relationships and Related Transactions................................................51

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................52

                                     PART I

Item 1 -- Business

GENERAL

     Precision Systems, Inc. (the "Company" or "PSI"), is a global company that, together with its subsidiaries, delivers telecommunications solutions to service providers and corporations. The Company offers three categories of products: (1) network-based telecommunications products; (2) customer premises equipment products; and (3) service bureau transactional offerings. Headquartered in St. Petersburg, Florida, the Company has sales and support offices worldwide.

     On April 16, 1996, the Company acquired substantially all of the capital stock of Vicorp N.V. ("Vicorp"). Vicorp provides advanced telephony and call processing solutions to customers in the Americas, Europe, and the Asia-Pacific regions through its offices worldwide.

     On October 7, 1996, the Company acquired BFD Productions, Inc. ("BFD"), a telecommunications service bureau that offers call processing in the United States and Canada via 800, 888, 900, and local phone numbers.

     The Company has chosen to use its Vicorp(TM) brand name to sell its network-based platforms and its customer premises equipment products. The Company uses its BFD Productions brand name to sell its service bureau products.

THE COMPANY'S PRODUCTS

     The Company's products fall into three categories: network-based telecommunications products, customer premises equipment products, and service bureau transactional offerings. The Company supplies different combinations of products to each of these three categories.

     In each of the three categories mentioned above, the Company has a different set of customers and uses its core technology to deliver unique solutions.

     CATEGORY                      CUSTOMER SET                       PRODUCTS
     --------                      ------------                       --------
     1.  Network-based             Large                              Enhanced services including calling
         telecommunications        telecommunications                 cards, prepaid cards, prepaid wireless,
         products                  carriers                           enhanced toll-free, and general
                                                                      purpose service nodes

     2.  Customer premises         Call centers and                   Multimedia interactive customer
         equipment products        customer contact                   service platforms that manage
                                   centers in corporations            call routing, present scripted
                                                                      customer data on the terminals
                                                                      of service representatives, and
                                                                      provide management reporting
                                                                      capabilities

     3.  Service bureau            Government and                     Fully-automated telephony-based
         transactional             corporations                       enhanced services
         offerings

     NETWORK-BASED TELECOMMUNICATIONS PRODUCTS

     The Company's two primary network-based telecommunications products are an enhanced calling suite, consisting of calling cards, prepaid cards, and prepaid wireless; and enhanced toll-free routing.

     Enhanced Calling Suite. The Company refers to its enhanced calling suite as Lydian(TM). In a typical Lydian calling card installation, the carrier would ask their calling card customers to dial a toll-free number (800 or 888 in the United States, standards vary per country internationally) and enter a secured personal identification number ("PIN") to make calls. These toll-free calls would be routed to a Lydian platform where the PIN would be processed and the customer would be allowed to make outgoing calls.

     Typically, calling card users are billed at month-end for all of the usage they incur during the month. Lydian also supports prepaid calling for callers with limited credit associated with specific PINs. These prepaid customers pay in advance for long distance calling, and they are allowed to use their account until the advance payment is exhausted. The Lydian prepaid calling card application is available to wireline and wireless telecommunications companies.

     Lydian is designed with built-in flexibility. This allows telecommunications carriers to easily modify menus and prompts using the Company's graphical service creation environment (see "QuickScript" under the "Middleware" section below). In addition, configurable options in Lydian let carriers add enhanced features, such as project accounting codes and special pricing promotions.

     Enhanced Toll-Free Routing. The Company's enhanced toll-free routing application allows telecommunications carriers to tailor toll-free (800/888/freephone) services to the needs of their customers. In a typical example, a caller to an enhanced 800 number might be asked to press one to go to sales or two to transfer to the service center.

     The Company has been a pioneer in the field of enhanced toll-free services with its first installations at MCI and LDDS WorldCom in 1992. In 1997, four of the five largest long distance carriers in the United States used the Company's technology in some portion of their enhanced toll-free solution.

     CUSTOMER PREMISES EQUIPMENT PRODUCTS

     The Company's intelligent call center solution encompasses a range of features and functionality designed to fit customer service needs. The Company's VACCS(TM) product is its call center offering. VACCS manages call routing and matches the call to information from the corporate data warehouse, which can be presented on the screen of the customer service representative. The VACCS product also can perform intelligent skill-based routing, and can handle distributed call centers and remote agents. The Company offers a range of call center options, up to a fully integrated multimedia call center solution.

     The Company's call center solutions are used in the financial, insurance, airline, retail, telco, and service bureau industries. The benefits of the Company's intelligent call center solutions include reduced training costs, streamlined maintenance activities, system-wide performance tracking, system expandability, intelligent call transfer to attendants, and more self-serve features for callers freeing up human and system resources.

     VACCS uses the Company's graphical service creation environment, QuickScript, with a call center specific scripting library. This enables the creation of inbound, outbound, CTI, agent assist, and IVR services from one single environment. The flexibility of QuickScript allows companies to easily develop custom scripts for their agents. Two key components of the VACCS product, its software automated call distribution and AgentStation, are described below.

     Software Automated Call Distribution ("ACD") (Skill-based Routing). This product provides automatic call routing to certain individual(s) in a bank of customer service representatives who either handle specific accounts, are an expert in a specific area, or have skill sets necessary to process the call.

     AgentStation. AgentStation presents any necessary information about the call to the terminal of the customer service agent. This information might include data entered by the caller, such as an account number, and/or data retrieved from a corporate database, such as account history. This allows the customer service agent to modify the conversation according to the customers and their needs.

     SERVICE BUREAU TRANSACTIONAL OFFERING

     The Company's third product category, its service bureau, is sold through its BFD Productions, Inc. subsidiary. BFD sells 800, 888, and 900 services directly to corporations and other entities. BFD's customers include government agencies and large software entertainment companies who use BFD to provide video game hint lines.

     BFD offers custom applications to customers, but it has also developed a suite of standard products that customers can select. These standard products include:

     Info-line/Lead Generator. This application can provide product or service information to callers, and allows the callers to leave addresses to receive more information.

     Teleconferencing/Digital Playback. The basic form of this application digitally records conference calls while they are in progress. Later, the conference can be played back for review.

     Dealer Locator. This application uses the caller's area code (which is captured with Automatic Number Identification) and locates the nearest retailer in the caller's geographic region.

     Tele-survey/Agent Testing. This application conducts automated surveys, testing, and other related applications. Results are available immediately for analysis.

     Credit Card Transactions. BFD has the ability to process credit card transactions over 900, 800, and Internet so they can be incorporated into any type of application.

     Polling. Polling applications, which usually ask simple yes or no questions, are very prevalent within the television and cable markets and demand higher capacity call capability, which BFD can offer.

     Fundraising. BFD's fundraising applications generated 200,000 minutes in 1997.

     Broadcast Fax. BFD can deliver up to 12,000 simultaneous faxes.

     Authorized Access/Pin Codes. By encoding parameters within personal identification numbers, access to an application can be controlled. Extensive tracking is also available.

Voice Messaging/Agent Alert. These products provide instantaneous up-to-date information via pagers, telephones, fax machines, and computers.

     Summary of Products

     As mentioned earlier, the Company's products are segmented into three main categories: (1) Network-based telecommunications products, which include Lydian Enhanced Calling and Enhanced Toll-Free Routing; (2) Customer premises equipment products consisting of the VACCS(TM) suite of call center applications; and (3) Service bureau transactional offerings that include Info-line/Lead Generator, Teleconferencing/Digital Playback, Dealer Locator, Tele-survey/Agent Testing, Credit Card Transactions, Polling, Fundraising, Broadcast Fax, Authorized Access/PIN Codes, and Voice Messaging/Agent Alert.

COMPONENT TECHNOLOGIES

     Underlying all of these products are telephony platforms that have three key components: applications, middleware, and hardware. Applications are software programs that provide specific product capabilities (such as prepaid calling features), from basic telephony building blocks provided by the middleware. The middleware is a software layer between the applications and the underlying computer operating system. Middleware adds telephony features, such as switch control, to these operating systems. The hardware, and its associated operating system, are industry standard, non-proprietary solutions from third parties.

     This underlying platform infrastructure can be illustrated through the use of an example. The table below shows a typical Lydian prepaid platform.

     COMPONENT
     TECHNOLOGIES                   EXAMPLE                            EXPLANATION
     ------------                   -------                            -----------

     Application                    Lydian Prepaid Calling             Software that combines basic
                                                                       telephony features provided by
                                                                       the middleware into sophisticated
                                                                       end user features. For prepaid
                                                                       calling this includes: rating, card
                                                                       management, and call dialogues.

     Middleware                     QuickScript, BETEX(TM)-ESP         Adds basic telephony features,
                                                                       such as switch control,
                                                                       to an industry-standard
                                                                       operating system,
                                                                       such as UNIX(R).

     Hardware                       Server                             The Tandem NSK, or UNIX
                                                                       computer, that runs the software
                                                                       (Middleware and Application).
                                                                       The software is the brains that
                                                                       tells the other components what to do.

                                    Vicorp Voice Response Units        Provides interactivity with the
                                                                       user, stores voice prompts,
                                                                       and recognizes user key
                                                                       strokes.

                                    Programmable Switch Server         Connects platform to the
                                                                       telephone network.

     MIDDLEWARE COMPONENTS

     Middleware adds telephony control features to the basic features provided by industry standard operating systems and hardware. The Company uses several different variations of its middleware depending on the exact needs of the customer and the application.

     The Company's middleware solution is its BETEX(TM)-Enhanced Services Platform ("ESP"). The BETEX-ESP middleware provides application processing functions, controls matrix switch resources, and controls voice/media resources in a service node architecture. Middleware software includes network and device driver layers, an open application programming interface, and a SQL database for storing service data such as application scripts and user profiles.

     The BETEX-ESP platform offers:

     o A co-processing architecture supporting scalable, modular growth
     o The ability to run multiple services on a common software and hardware platform
     o Support for integrated voice, data, and multimedia applications
     o The ability to develop and integrate advanced consumer features with advanced customer service interfaces using a single service creation environment
     o Support for more than 15 different languages
     o Support for SS7, ISDN (national and international standards), E1, T1, and R2 signalling

     BETEX-ESP applications are built using QuickScript, a graphical service creation environment for building applications and creating automated call dialogues.

     QuickScript's capabilities can be easily expanded using C or C++ to write custom QuickScript icons. QuickScript allows for prototyping and rapid application development of BETEX-ESP services.

     The Company's Lydian enhanced calling suite and the VACCS call center solution were both built using QuickScript. Customers using these products often utilize QuickScript to build customized versions of the products. The customers can perform the customization themselves, but in many cases they rely on the Company's integration and development expertise to build the final application.

     Customers also use the Company's middleware as a starting point for creating their own applications. Some of these customers rely on the Company's application and telephony expertise to build their custom applications. Others purchase the Company's middleware and build the applications themselves.

     The Company's UniPort(R) middleware product provides an environment for creating a multi-application call processing platform that can be integrated into existing telephony networks. Using UniPort, the Company's customers can build applications using an application programming interface.

     HARDWARE COMPONENTS

     In addition to applications and middleware, the third component to the Company's platforms is the hardware. The hardware has three elements: (1) a telephony network interface, (2) Voice Response Units (VRUs); and (3) a server.

     The telephony network interface in many of the Company's applications is provided by a programmable switch from either Summa Four or Excel Switching. This switch provides highly reliable, large-scale interconnections at a cost-effective price point. However, as circumstances require, the Company utilizes VRUs to connect directly to the network, or develops interfaces for connecting to a customer's existing switch hardware.

     The VRUs, which are produced by the Company, provide many of the enhanced features of the Company's solution platforms. They play and record prompts, detect DTMF tones, and can even receive/send faxes or perform voice recognition. The VRUs incorporate industry-standard hardware, including Pentium processors and standard backplanes. The Company's VRUs are available in high-availability configurations that include redundant, hot-pluggable power supplies and disk drives.

     The servers in the Company's platforms run the actual application code. They contain the instructions that tell the programmable network interfaces and VRUs what to do: what prompts to play, when to record input from callers, and where to route the calls. They can also act as application processors. The exact configuration depends upon the demand of the application. The Company supports servers that run UNIX and fault-tolerant servers, such as NonStop servers from Tandem.

MARKETS

     The market for the Company's products has grown primarily due to worldwide changes in the telecommunications industry. These changes include legislative reforms, mergers, acquisitions, alliances, and a convergence of previously segmented technologies. The global trends in telecommunications continue to promote the use of enhanced services as a way for companies to differentiate themselves from competition and possibly generate additional revenue. In addition, companies in diverse industries worldwide are seeking ways to improve customer service functions to expand their markets, sell more products or services, and improve efficiency.

     The global markets for the Company's products include: private and public telecommunications operators, RBOCs, and wireline and wireless carriers; and large corporate virtual private networks (with an emphasis on the financial, insurance, retail, transportation, and service bureau industries). An emerging class of carriers, the Competitive Local Exchange Carriers (CLECs), is providing new markets for the Company's products, while increasing the market's interest in services that lead to differentiation.

     It is the Company's opinion that the convergence of technologies such as the Internet, computers, cable, and telephony will produce positive conditions for expanded deployment of enhanced services and call centers.

     Telephone companies typically need large capacity call processing systems that adhere to stringent engineering requirements for telephone company central office switching equipment. The Company's platforms have been designed to meet these requirements. This market typically involves long sales cycles. The Company also markets its products through companies with which it has partner relationships. See "Sales", "Customers", "Backlog", and "Partner Relationships."

     The market for BFD's service bureau transactional offerings is currently the United States and Canada and is focused primarily on government, quasi-governmental agencies, and business corporations (primarily software and technology companies). The growth in automated free and fee-based customer support in the computer software game industry, the information technology market, the tourism industry, and the entrepreneurial market has increased the demand for BFD's service bureau services.

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

     The Company's call center solutions that have had success in international markets are suitable for introduction into the U.S. market. According to industry sources, the installation of call centers in the U.S. is growing rapidly especially in the financial services, telecom, technical support, and retail banking sectors. The Company believes that many companies view call centers as a strategic business asset, as opposed to a back office function, replacing the face-to-face customer service that many companies can no longer afford to offer. The Company considers its expertise and experience in developing and delivering solutions for call centers internationally as a major benefit for introducing this solution in the United States.

     The International Markets

     As in the U.S. market, changes in national legislation, mergers, acquisitions, alliances, and technology convergence have created new companies that are offering enhanced communications services to their corporate and consumer markets in order to differentiate themselves from their competition.

     In 1997, a new international General Agreement on Trade and Tariff ("GATT") treaty was passed that the Company believes will lead to deregulation of over 95 percent of the world's telecommunications markets. The FCC has forecasted that this treaty will lead to an 80 percent drop in international telecommunications rates. Based on information released by the Clinton Administration in 1997, the Company believes that this increased deregulation will open markets worldwide. However, just as is the case with the U.S. Telecommunications Act of 1996, the impact of GATT will occur gradually over the next two to five years with the rate of change differing by country.

     International growth trends for the Company are projected to be in wireline and wireless applications and advanced call center applications. See "Partner Relationships" and "Sales."

     European Region

     The European Union targeted January 1, 1998, as the date that member countries will open their markets to competition. Some countries, most notably the United Kingdom, Finland, and Sweden have shown more aggressive moves to open their markets. Other countries moving in the direction of more liberal deregulation, albeit at a slightly slower pace, include Germany and Denmark. Currently, the Company is focusing its marketing efforts toward the Western European countries.

     Asia-Pacific Region

     In the Asia-Pacific region deregulation is being introduced in varying degrees. Some countries within the Asia-Pacific region have restructured their state-owned monopolies and invited competitors into their markets. Developing countries in the process of building out their telecommunications infrastructures have found that one of the primary factors for success is capital investment. These infrastructure investments often come from outside interests, including many Western companies with expertise and experience in setting up Asia-Pacific telecom companies. The wireless marketplace in Asia-Pacific is a hotbed of activity and competition. In 1997, the Company had several successes in the Asia-Pacific wireless market, including its first prepaid wireless product sale (part of the Lydian application suite). Prepaid wireless is expected to be an important application for the Company.

     Latin America Region

     In Latin America, the Company is primarily marketing in Brazil, Chile, and Argentina. These countries are in various stages of deregulation and have taken steps towards privatization of their telephone networks.

COMPETITION

     The worldwide telecommunications industry is highly competitive. The Company believes that its main strengths include its worldwide reach, the flexibility of its solutions, its network-grade platforms, and its innovative approach. In addition, the Company is committed to ongoing research and development ("R&D") efforts to strengthen existing products and develop new products. The Company views its R&D efforts as essential to maintaining a competitive position in the industry. See "Research and New Product Development."

     Worldwide Reach: The Company's worldwide reach includes product support for international languages and interconnection standards, as well as the Company's international sales and support organizations.

     Flexibility: The flexibility of the Company's products, as embodied by its QuickScript service creation environment, allows its customers to develop custom applications that are built on the core of a reliable product.

     Network Grade: The Company's customers have looked for highly reliable products, and the Company's network-grade approach is apparent from the reliability of its software to the fault-tolerant Tandem servers that are available options in the Company's platforms.

     Innovative: The flexibility of the Company's solutions allows its customers to build custom solutions that address their emerging business needs. Furthermore, since the Company uses open, off-the-shelf hardware, not proprietary solutions, the Company is able to adapt its platforms to keep up with emerging technology.

     It is the Company's view that the deregulation underway or proposed in many countries will continue to increase the opportunities for expansion of markets for the Company's products.

     Competitors

     The Company believes its primary worldwide competition for Vicorp to be Brite Voice Systems, Centigram, Comverse Technology, Digital Equipment Corporation, Early Cloud, Ericsson, Genesys, IBM, IMA, Glenayre, Intellivoice, InterVoice, Magellan, Nortel, Octel, Periphonics, Priority Call Management, Rockwell, Siemens, Stratus, Tecnomen, Telsys, and Unisys. There are also business opportunities that the Company pursues in partnership with some of these same companies, either directly or through channel sales. See "Sales."

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

SALES

     The Company principally markets to the telecommunications and call center industries through direct sales and through business partners, including international telecommunications and computer equipment providers. The Company currently utilizes both a direct sales force and technical sales support professionals, each of whom has technical expertise to explain the operating and architectural advantages of the Company's products. In addition, the Company has signed joint marketing and teaming arrangements with leading telecommunications equipment manufacturers including Tandem Computers, Inc., and Hewlett-Packard. Basic terms of these agreements include a one-to-three year non-exclusive arrangement whereby the Company licenses its software for integration into these companies' telecommunications products. In addition, such agreements may require joint sales and marketing efforts and an open exchange of information regarding potential customers and technology developments.

     The Company's Original Equipment Manufacturers ("OEM") Partners Program enables telco manufacturers to augment their current product offerings by incorporating the Company's applications into their own enhanced services platforms. The Company's OEM teams work with its telco partners to determine program goals, application strategy, market positioning, and program support requirements. Applications may be delivered via the Company's middleware solution or through OEM specific APIs. Basic terms of these agreements include a one-to-three year non-exclusive arrangement whereby the Company licenses its software for integration into these companies' telecommunications products. In addition, such agreements may require joint sales and marketing efforts and an open exchange of information regarding potential customers and technology developments. In 1997, the Company's OEM partners include Motorola, Northern Telecom, and Summa Four, Inc.

     BFD primarily markets to high technology, software, telecommunications and call center industries.

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

     The Company's products are generally covered by three-month to one-year warranties. Such warranties include parts and labor and support for software and hardware components supplied by the Company to its customers. Warranty service is provided at the customer's site or from one of the Company's service locations. Generally, the Company recovers such costs through post-installation customer support agreements. See "Customers."

     BFD provides 24 x 7 support (24 hours per day, 7 days per week) to its customers through customer service professionals, a team of project managers, and after hours on-call personnel.

CUSTOMERS

     During the year ended December 31, 1997, the four months ended December 31, 1996, and the year ended August 31, 1996, MCI and the Home Shopping Network ("HSN") combined represented approximately 6 percent, 9 percent, and 50 percent, respectively, of the Company's revenue. Historically, the Company primarily sold customized ESP products and provided support services to MCI and HSN. During the year ended December 31, 1997, and the four months ended December 31, 1996, revenue generated by ESP product sales to MCI was $0 and $229,590, respectively, as compared to $10,339,053 and $9,722,768, respectively, for the years ended August 31, 1996 and 1995. Service and support revenue from MCI and HSN was $1,994,616 and $1,125,499, respectively, for the year ended December 31, 1997, and the four months ended December 31, 1996, as compared to $3,041,006 and $5,703,090, respectively, for the years ended August 31, 1996 and 1995. The Company continues to market to MCI and expects to generate revenue from this source. However, there is no assurance that any such negotiation will result in an order from MCI. The Company does expect to continue providing MCI with service and support for their ESP products.
                                                         8

     UniPort sales represented approximately 6 percent, 8 percent, and 8 percent, respectively, of the Company's revenue for the year ended December 31, 1997, the four months ended December 31, 1996, and the year ended August 31, 1996. Customers include large multinational telecommunication service and equipment providers, both domestic and international. The Company expects additional revenue from the sale of UniPort products during 1998.

     BETEX sales represented approximately 80 percent, 80 percent, and 42 percent, respectively, of the Company's revenue for the year ended December 31, 1997, the four months ended December 31, 1996, and the year ended August 31, 1996. Customers include large multinational telecommunication service and equipment providers, both domestic and international. The Company expects the revenue generated from the sale of BETEX products to increase during fiscal 1998, both in gross terms and as a percentage of total revenue for the Company. Because the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations for the year ended August 31, 1996, of Vicorp from the acquisition date of April 16, 1996, through August 31, 1996.

     Service bureau sales represented approximately 8 percent and 2 percent, respectively, of the Company's revenue for the year ended December 31, 1997, and the four months ended December 31, 1996. Customers include governments, quasi-governmental agencies, and corporations. The Company expects service bureau revenue to increase during 1998. Because the BFD acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations for the four months ended December 31, 1996, of BFD from the acquisition date of October 1996 through December 31, 1996.

BACKLOG

     The Company's backlog, including service and support agreements, at December 31, 1997, was approximately $10,000,000 compared with approximately $15,000,000 at December 31, 1996. Such amounts include all purchase orders and signed contracts with scheduled shipments and deliverables.

MANUFACTURING PRODUCT AUDIT

     The Company's manufacturing product audit operations consist of integrated testing and quality assurance. In order to achieve a high standard of quality, the Company maintains complete control of integrated quality assurance testing. Sub-assemblies, supplied by local vendors, are frequently tested. The Company strives to use standard parts and equipment for many of its products that are readily available through multiple external sources. To date, the Company has been able to obtain adequate supplies of essential components in a timely manner. Approximately 20,000 square feet of space at the Company's 50,000 square foot headquarters building is dedicated to system testing, quality control, inventory storage, and other assembly activities.

RESEARCH AND NEW PRODUCT DEVELOPMENT

     The Company has consolidated its research and new product development efforts into two main areas:

     o The Product Development Group is responsible for product enhancements that will generate revenue over the 12 to 18 month life cycle of each product. Each release represents a continuum of product updates and improvements designed to extend and enhance the comprehensive life of the product.

     o The Core Products Group is responsible for long term development of value-added tools and subsystems to enhance solutions packages such as telecommunications enhanced services and customer connect.

     In addition to active research and development, the Company also integrates external technology within its platforms. During the past year, the Company has integrated new switches, processors, and communications equipment. Part of the Company's research and development activities also include ongoing efforts to keep abreast of technical developments in the industry. This is a crucial factor in keeping the Company in step with current and emerging trends as customers require the integration of solutions and network standard technology. During the year ended December 31, 1997, the four months ended December 31, 1996, and the fiscal years ended August 31, 1996 and 1995, the Company spent approximately $6.4 million, $2.0 million, $5.2 million, and $3.2 million, respectively, on research and development activities.

PRODUCT PROTECTION

     The Company relies on a combination of trade secret, copyright, trademark and patent laws; licenses; non-disclosure agreements; and technical measures to protect its rights in its products. However, there can be no assurance that these measures will fully protect the Company from the wrongful disclosure or misappropriation of its proprietary information or rights.

TECHNOLOGY LICENSES

     The Company acquires licenses from third parties for certain components used in its middleware. Standard operating system software utilized in the Company's products is licensed from various manufacturers. The Company, in turn, assigns or sub-licenses the rights granted by these third parties to the Company's customers as part of the software license that accompanies the sale of the product.

EMPLOYEES

     As of March 12, 1998, the Company employed 293 people on a full-time basis and 15 people as independent contractors. The Company believes that its future growth and success are dependent, in large part, upon its ability to continue to attract and retain highly qualified personnel.

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

     In addition, in 1997 the Company maintained other offices in Dallas, Texas; San Antonio, Texas; LaJolla, California; New York, New York; Brussels, Belgium; Copenhagen, Denmark; Stockholm, Sweden; Helsinki, Finland; Windsor, United Kingdom; Paris, France; Madrid, Spain; Milan, Italy; and Singapore.

Item 3 -- Legal Proceedings

     The Company is subject to certain legal proceedings in the ordinary course of business. The discussion below summarizes the most material of such proceedings. In the opinion of management, these and other legal proceedings will not have a material adverse effect on the operations or the financial condition of the Company.

     Rachael Lefkovits v. Hector Acalde, Bert Kolde, Kwang-I Yu, Willem Huisman, Ian Dalziel, Francis R. Santangelo, and Precision Systems, Inc. On March 11, 1998, a class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County, alleging breach of fiduciary duty by the Directors of Precision Systems, Inc. in regard to the Exchange Transaction proposed by Speer Communication Limited Partnership and Speer Virtual Media Limited Partnership. The Complaint alleges, in part, that because the majority shareholders of the Company (RMS, Alta, and Vulcan) will benefit from the proposed transaction, and that because the proposal indicates that Directors will be assured of continuation in office, that the Directors cannot, therefore, fairly and independently act upon the proposal in the best interests of all public shareholders. The Complaint seeks preliminary and permanent injunctive relief, as well as compensatory damages. The Company believes these claims to be without merit and will vigorously defend.

     InterVoice, Inc. v. Precision Systems, Inc. and Vicorp Interactive Systems, Inc. On April 11, 1996 InterVoice, Inc. ("INTV") filed suit against the Company in the Federal District Court for the Northern District of Texas (Dallas) alleging infringement of various U.S. Patents owned by INTV and false advertising. The parties settled this lawsuit on December 1, 1997. Under the terms of the settlement, all counts were dismissed with prejudice, and the Company is licensed to sell systems that practice the InterVoice patents. The patents relate to the implementation of applications and services in the Intelligent Network architecture that are capable of providing dual Intelligent Peripheral and Service Node functionality. The InterVoice patents covered by the license are U.S. Patents 5,469,500; 5,644,631; and 5,572,581. The settlement has no material adverse financial impact on the Company.

     Daniel Schultz v. Precision Systems, Inc. et al. On December 13, 1996, following the dismissal of his federal court action alleging similar claims, Daniel Schultz, a holder of Vicorp shares and options, filed a three-count complaint against the Company; Russell I. Pillar; John Loewenberg; Alta; Didier Primat; Primwest Holding, N.V.; and Ian Dalziel, in a civil action in the Circuit Court of the Sixth Judicial Circuit In and For Pinellas County, Florida. The complaint was later amended to allege seven counts. In Counts One and Two, the plaintiff alleges that the Company and Messrs. Pillar and Loewenberg fraudulently induced him to assist the Company in its acquisition of Vicorp by representing to him that he would receive an executive position with Vicorp if the acquisition was successful. In Counts Three through Six, the plaintiff alleges that all the defendants intentionally interfered with his prospective economic advantage and contractual relationships, and conspired to do so, by impairing his ability to exercise his Vicorp options and his ability to convert his Vicorp shares into shares of the stock of the Company. In Count Seven, plaintiff alleges that the Company and Messrs. Pillar and Loewenberg breached an oral contract to employ the plaintiff in an executive position. The case is in discovery. The Company has defenses and will vigorously defend.

     Daniel Gilbert Schultz v. Vicorp et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles ("Court"), on March 29, 1996. The plaintiff filed a petition denominated a "complaint in summary process" against Vicorp and Alta. The Company is not a party to this proceeding. In this action, the plaintiff alleged that Vicorp had denied him access to the books and records of Vicorp, and that Alta (as the then controlling shareholder in Vicorp) had both refused to provide him access to Vicorp's records and refused to give him information on Alta's negotiations with third parties for the sale of its shares of Vicorp stock. The plaintiff further alleged that these actions impaired his ability to exercise certain put and call options that he held with respect to certain shares of the stock of Vicorp. The plaintiff sought various court orders requiring Alta and Vicorp to provide certain financial data to him, to record in the Vicorp share register the option he held, and to accept and pay for certain of the Plaintiff's shares that were the subject of a put option. The plaintiff also sought an order prohibiting Alta from reducing its ownership interest in Vicorp. On May 17, 1996, the Court dismissed all of the plaintiff's claims. The plaintiff appealed to the Court of Appeals of the Netherlands Antilles and Aruba on June 3, 1996, and this appeal was dismissed on September 23, 1997.

     Daniel Gilbert Schultz v. Alta Investissements, S.A. et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles on April 23, 1996. The plaintiff filed a petition denominated a petition "on an abbreviated term" against Alta, the Company, and Vicorp. In his petition, the plaintiff sought a court order nullifying both the transfer by Alta to the Company of Alta's shares of Vicorp stock and the transfer by the Company to Alta of certain shares of the Company's stock, both of which transfers were carried out pursuant to the Share Exchange Agreement between the Company and Alta dated April 13, 1996. The plaintiff alleged that insufficient notice was given to him of a Vicorp shareholders' meeting at which a resolution approving the share exchange was adopted, and that consequently the defendants breached a duty of good faith towards him. The plaintiff seeks court orders annulling the two share transfers, and prohibiting Vicorp from acting on any instructions received from the Company. The Court has ruled in favor of the defendants and dismissed all the plaintiff's claims. The plaintiff's time to appeal has expired without an appeal being taken.

     Daniel Gilbert Schultz v. Vicorp France S.A. et al. This action was initiated in the French Labor Court (the "Conseil de Prud'hommes") on March 7, 1996. The plaintiff filed claims against both Vicorp France S.A. and Vicorp Asia Holding arising out of his employment relationships with companies in the Vicorp Group. The Company is not a party to this proceeding. The Plaintiff has alleged that the two defendants are liable to him, under provisions of French law, for damages for dismissal without real and serious cause, for damages for abusive indemnity, for dismissal indemnities, and for a paid vacation indemnity. The French Labor Court dismissed the plaintiff's claims, and the plaintiff has appealed. Under the terms of the Share Exchange Agreement between the Company and Alta, Alta has agreed to indemnify the Company and Vicorp against any damages or liability imposed against Vicorp in connection with this action.

     Claim of Robert Maube. On March 13, 1997, Mr. Maube, a former employee of Vicorp N.V., initiated an action in the Labour Court of Brussels, Belgium, against the Belgian, Dutch and Swiss subsidiaries of Vicorp N.V. In the action, Mr. Maube is seeking 34,166,134 Belgian Francs (approximately $979,900) in connection with the termination of his employment. Such amount includes claims for gross payments as indemnity in lieu of notice, holiday payments, year-end premium payments, damages for an alleged abusive dismissal, additional compensation and a prorated bonus. Mr. Maube has requested the Court to set a briefing and oral argument schedule, but no such schedule has yet been established. The Company has defenses and will defend vigorously.

Item 4 -- Submission of Matters to a Vote of Securities Holders

     None.

                                                      PART II

Item 5 -- Market Price of and Dividends on the Registrant's Common Stock and
             Related Stockholder Matters


                                     1997                                            High              Low
-----------------------------------------------------------------------------------------------------------
From January 1, 1997, to March 31, 1997.......................................   $   5.875       $    3.875
From April 1, 1997, to June 30, 1997..........................................       5.125            2.688
From July 1, 1997, to September 30, 1997......................................       4.375            2.313
From October 1, 1997, to December 31, 1997....................................       5.063            2.000

                                     1996                                            High              Low
-----------------------------------------------------------------------------------------------------------
From September 1, 1995, to November 30, 1995..................................   $  13.840       $    9.840
From December 1, 1995, to February 28, 1996...................................      13.000            9.630
From March 1, 1996, to May 31, 1996...........................................      14.960           11.130
From June 1, 1996, to August 31, 1996.........................................      11.540            6.630
From September 1, 1996, to December 31, 1996..................................       9.130            4.500

     The Company's common stock trades on the Nasdaq Stock Market's National Market(sm) under the symbol "PSYS." "The Nasdaq Stock Market's National Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Company's closing trading price was $1.438 on March 12, 1998. The total number of shareholders of record as of December 31, 1997, was approximately 5,500.

     The Company has paid no cash dividends on its Common Stock to date. Any payments of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Board of Directors.

     The terms of the Company's Series A and Series B preferred stock precludes the declaration of dividends on Common Stock for so long as dividends (and any interest accrued on unpaid dividends) with respect to such preferred stock remain unpaid. On July 1, 1996, RMS Limited Partnership, the sole owner of the Company's Class B Common Stock, elected to convert all of its Class B Common Stock into an equal number of shares of the Company's Common Stock. The Class B Common Stock converted was retired and is not subject to reissue.

Item 6 -- Selected Financial Data

     Precision Systems, Inc. is a global company that, together with its subsidiaries, Vicorp N.V. and BFD Productions, Inc., delivers telecommunications solutions to service providers and corporations. Vicorp's software and hardware products support enhanced calling and prepaid services, toll-free services, and advanced call center applications. BFD Productions is a service bureau specializing in audiotext and Internet applications. Headquartered in St. Petersburg, Florida (USA), Precision Systems meets the needs of customers in more than thirty countries.

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

                                                    Four
                                    Year           Months
                                    Ended           Ended
                                December 31,    December 31,                    Years ended August 31,
                                    1997            1996           1996           1995          1994           1993
                               --------------- --------------- ------------- -------------- ------------- ---------


Statements of operations:
   Revenues................... $   40,612,387  $   14,862,023  $ 26,702,827  $  21,521,733  $  8,890,595  $  18,352,502
   Loss from continuing
     operations...............    (26,058,716)     (3,466,815)  (34,693,961)    (2,515,789)  (17,656,211)    (6,012,189)
   Net loss...................    (26,058,716)     (3,466,815)  (34,693,961)    (2,648,344)  (18,640,263)    (6,231,906)
   Basic and diluted loss from
     continuing operations per
     share....................          (1.48)           (.20)        (2.36)          (.23)        (1.98)          (.68)
   Basic and diluted net loss per
     share....................          (1.48)           (.20)        (2.36)          (.24)        (2.09)          (.71)

Balance sheet data at year end:
   Net working capital........      3,591,655         355,645     3,773,780     10,074,716     3,579,444     14,827,434
   Total assets...............     28,475,553      49,194,375    47,557,346     27,372,925    30,410,378     32,282,062
   Long-term debt.............      6,240,184         369,377       280,727          -             -              -
   Stockholders' equity.......      6,273,122      27,461,113    27,848,808     22,962,099    19,439,897     28,976,438

     The net loss of $26,058,716 for the year ended December 31, 1997, includes intangible asset write-downs of $14,285,907 and restructuring charges of $654,722 associated with certain office closings and employee-related layoffs. The net loss of $34,693,961 for the year ended August 31, 1996, includes large write-offs for purchased in-process technology relating to the Vicorp acquisition ($19,500,000), goodwill write-down ($3,829,000), and certain restructuring charges ($1,093,000). The net loss for the year ended August 31, 1995, decreased dramatically when compared to the year ended December 31, 1994, due to higher revenue streams from both the UniPort and the ESP products and to successful efforts by the Company to manage and control costs. The net loss of $18,640,263 for the year ended August 31, 1994, includes the effects of the Company's changing its estimated average useful lives used to compute depreciation for its computer equipment from five to six years to three years. The effect of this change in estimate was to increase the Company's net loss by approximately $4,000,000, or $.45 per share. The change did not affect cash flow.

     Basic and diluted net loss per share is based upon the weighted average common and common equivalent shares outstanding. The diluted net loss per share calculation does not include stock options, convertible securities and warrants, which are Common Stock equivalents, as their inclusion would be anti-dilutive.

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

     During 1996, the Company's business strategy included focusing on core products and technologies, developing strategic business relationships with several international telecommunications and computer equipment providers, improving marketing and sales efforts, and realigning cost structures to improve cash flow. The Company also pursued opportunities for additional growth through acquisitions and/or strategic investments. The Company acquired Vicorp and BFD during 1996. Since the Vicorp and BFD acquisitions were accounted for as purchases, the Company's statements of operations include the operations of Vicorp since its acquisition date in April 1996, and the operations of BFD since its acquisition date in October 1996. Therefore, the Company's past financial performance should not be considered a reliable indication of future performance.

     A number of uncertainties exist that could have an impact on the Company's future operating results, and financial condition including:

     o The Company competes in an industry marked by frequent technological changes which will force the Company to expend funds to develop new products and implement new technologies.

     o The various markets into which the Company sells its products are undergoing significant changes with increasing demands for product innovations.

     o The Company must be successful in competing against many competitors, many of which have significantly greater financial, technical, marketing, and sales resources than the Company.

     o The Company will be required to properly estimate costs under fixed price contracts.

     o Increased risk of litigation in the Company's industry resulting from aggressive prosecutions of intellectual property claims.

     o   The Company's ability to retain its larger customers, including MCI.

     o Availability of certain hardware and software components which are incorporated with the Company's products and are purchased from a limited number of vendors.

     o    The Company's ability to hire and retain qualified personnel.

     o Legislative changes affecting the Company's markets, including the Telecommunications Act of 1996.

     o Given the Company's acquisition of Vicorp and its large presence in international markets, regulatory, monetary and inflationary factors can negatively impact the Company's operations in the future.

     o The Company's reliance on large sales orders that increase the risk of significant revenue fluctuations, from quarter to quarter and year to year.

     o The Company's ability to generate sufficient cash, from operations or from external sources, to fund its global operations. See "Financial Statements", including Report of Independent Accountants.

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

Fiscal Years Ended December 31, 1997 and December 31, 1996 (unaudited)

Total Revenues

     Total revenues increased to $40,612,387 in fiscal 1997 compared to $36,372,805 in fiscal 1996. The various components of revenue fluctuated as explained below:

Contract Revenue

     Contract revenue decreased to $6,203,229 in fiscal 1997 compared to $11,055,923 in fiscal 1996. The decrease is primarily due to certain ESP product sales to MCI completed in 1996 which did not recur during the same period in 1997. Offsetting the overall decrease in ESP product sales is an increase in contract revenues associated with Vicorp's BETEX products of $5,419,591 in fiscal 1997 compared to $3,797,166 in fiscal 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp since the acquisition date in April 1996. The Company expects the revenue generated from the sale of BETEX products to increase during 1998.

Service and Support

     Service and support revenue increased to $23,813,564 in fiscal 1997 compared to $17,539,456 in fiscal 1996.

     Service and support provided to MCI decreased to $1,994,616 in fiscal 1997 compared to $2,097,900 in fiscal 1996. While total maintenance revenue increased due to additional MCI ESP equipment that is subject to the Company's maintenance services, the overall decrease is due to certain non-recurring development projects delivered to MCI which occurred in fiscal 1996.

     Service and support provided to HSN decreased to $0 in fiscal 1997 compared to $1,450,896 in fiscal 1996. The Company's HSN maintenance agreement ended December 31, 1996.

     Service and support revenue for Vicorp BETEX products was $18,480,724 in fiscal 1997 compared to $12,988,430 in fiscal 1996. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

     Service and support revenue for BFD was $3,338,224 in fiscal 1997 compared to $789,035 in fiscal 1996. Since the BFD acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of BFD since its acquisition date in October 1996. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

License Fee Revenue

     License fee revenue increased to $10,595,594 in fiscal 1997 compared to $7,777,426 in fiscal 1996. License fee revenue for fiscal 1997, relating to its BETEX product line, was $8,358,077 and $2,237,517 for the UniPort product line. The primary reason for the increase in license fee revenue for fiscal 1997 relates to a higher level of BETEX products sold in the American and European markets versus prior periods. The Company anticipates generating future license fee revenue for its UniPort and BETEX products, although no assurance can be given for such future revenue.

Cost of Sales and Gross Margin

     Cost of sales increased to $15,152,116 in fiscal 1997 compared to $11,529,527 in fiscal 1996. Additionally, the Company's gross margin increased to $25,460,271 (63 percent of revenue) in fiscal 1997 compared to $24,843,278 (68 percent of revenue) in fiscal 1996. The primary reason for the increase in the Company's gross margin dollar amount is an increase in the Company's total revenue. The decrease in the Company's gross margin percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue in fiscal 1997 related to lower margin service and support services versus the same period in 1996.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $23,421,901 in fiscal 1997 compared to $27,164,205 in fiscal 1996. The decrease is primarily due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include the following:

     o In the U.S. market, the Company decreased its payroll and related costs due to consolidation and elimination of certain functions (i.e., sales and marketing, product management, customer service), which generated approximately $550,000 in savings.

     o The Company improved its controls and accountability for use of third party professional vendors (legal, public relations, management consultants, etc.), which generated approximately $650,000 in savings.

     o The Company had a marketing partnership in 1997 where the partner helped fund approximately $215,000 of the Company's marketing. In addition, the Company had a more targeted marketing approach in 1997 that allowed for a reduction in broad-based advertising and tradeshow expenditures of approximately $280,000.

     o The Company reduced its bad debt expense by approximately $550,000 due to improved results of receivable collection efforts.

     o Although the Company has separate restructuring charges in both 1997 and 1996, the most recent year's charges were $450,000 less than 1996 due to a smaller number of headcount reductions.

     o The Company eliminated certain lab and development equipment, which reduced the related maintenance contract expense by approximately $250,000.

     The decrease in selling, general and administrative expenses is offset by the increase relating to the acquisition of BFD. Selling, general and administrative expenses associated with the acquisition of BFD was approximately $3,335,433 in fiscal 1997 compared to $606,197 for the period in 1996 that BFD was included in the Company's consolidated statement of operations.

Research, Engineering and Development

     Research, engineering and development expenses increased to $6,416,539 in fiscal 1997 compared to $5,988,089 in fiscal 1996. The increase in research, engineering and development expenses primarily relates to further development work associated with the Company's BETEX product. Resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products.

     The Company believes it operates in a highly competitive market; and, in order to maintain a competitive position, the Company's existing products must be continually improved and new products must be developed. The amount and timing of future research, engineering and development expenditures will depend upon, among other factors, future new contract revenue and the Company's ability to fund these costs from future operating cash flow and bank or other forms of financing.

Depreciation and Amortization

     Depreciation and amortization increased to $7,042,929 in fiscal 1997 compared to $6,208,328 in fiscal 1996. The increase is primarily due to amortization expense associated with intangible assets acquired with the Vicorp and BFD acquisitions.

Purchased Research and Development

     Purchased research and development expense of $19,500,000 in fiscal 1996 represents the purchase price allocation to in-process research and development acquired through the Company's acquisition of Vicorp.

Impairment of Intangible Assets

     In 1997, the Company reevaluated the recoverability of its recorded intangible assets associated with its 1996 acquisitions of Vicorp and BFD. Based on a review of the expected future discounted cash flows of the Company, it was determined that a permanent impairment of the Vicorp and BFD associated intangible assets existed. Consequently, the Company recorded a provision of $14,285,907 to write off the net book value of all intangible assets associated with these acquisitions.

     In fiscal 1996, the Company reevaluated the realizability of the goodwill associated with its fiscal 1994 acquisition of The Renaissance Group ("TRG"). Based on a review of the expected future discounted cash flows of TRG, the Company determined that a material impairment of the TRG associated goodwill existed. Consequently, a $3,829,424 write-down of the goodwill balance was recorded in fiscal 1996.

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

Investment Gain on Marketable Equity Securities

     In fiscal 1996, the Company had an investment gain of $371,218 relating to its sale of marketable equity securities. No such gain occurred in fiscal 1997.

Interest (Expense) Income

     In fiscal 1997, net interest expense was ($351,711) compared to $658,468 in fiscal 1996. The increase in net interest expense is primarily due to certain interest expense associated with debt assumed by the Company in connection with the Vicorp and BFD acquisitions. Additionally, the Company issued three promissory notes of $2,000,000 each in September 1997, which bear interest at 8 percent.

Four Months Ended December 31, 1996 and December 31, 1995 (unaudited)

Total Revenues

     Total revenues increased to $14,862,023 for the four months ended December 31, 1996, compared to $5,191,615 for the four months ended December 31, 1995. The primary reason for the increase in revenue was that the Company acquired Vicorp and BFD during 1996. Since the Vicorp and BFD acquisitions were accounted for as purchases, the Company's statements of operations include the operations of Vicorp since the acquisition date in April 1996 and the operations of BFD since its acquisition date in October 1996. The various components of revenue fluctuated as explained below:

Contract Revenue

     Contract revenue was $3,729,171 during the four months ended December 31, 1996, compared to $4,110,355 for the four months ended December 31, 1995. The decrease in contract revenue during the four months ended December 31, 1996, compared to the four months ended December 31, 1995, is primarily due to certain ESP product sales to MCI completed in 1995 that did not recur during the same period in 1996.

     Contract revenue associated with Vicorp's BETEX products was approximately $2,717,818 for the four months ended December 31, 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp since the acquisition date. The Company expects the revenue generated from the sale of BETEX products to increase during 1997. Contract revenue for the four months ended December 31, 1995, represented certain ESP product sales to MCI that did not recur during the same period in 1996.

Service and Support

     Service and support revenue increased to $7,959,984 for the four months ended December 31, 1996, compared to $956,539 for the four months ended December 31, 1995.

     Service and support provided to MCI increased to $643,733 for the four months ended December 31, 1996, compared to $497,582 for the four months ended December 31, 1995. Maintenance revenue generated from MCI regarding its ESP equipment increased to $519,648 for the four months ended December 31, 1996, compared to $335,920 for the four months ended December 31, 1995. The increase in maintenance revenue primarily relates to additional ESP equipment delivered to MCI during 1996 that is subject to the Company's maintenance services. In addition, the Company's service and support revenue relating to its software development services provided to MCI decreased to $0 for the four months ended December 31, 1996, compared to $683,385 for the four months ended December 31, 1995. The decrease is due to certain non-recurring development projects delivered to MCI, which occurred during the last four months of 1995. The Company expects the service and support revenue generated through its relationship with MCI to increase during the next year.

     Service and support provided to HSN increased to $481,766 for the four months ended December 31, 1996, compared to $478,958 for the four months ended December 31, 1995.

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

License Fee Revenue

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

Cost of Sales and Gross Margin

     Cost of sales increased to $3,442,705 during the four months ended December 31, 1996, compared to $2,013,379 during the four months ended December 31, 1995. Additionally, the Company's gross margin increased to $11,419,318 (77 percent of revenue) for the four months ended December 31, 1996, compared to $3,178,236 (61 percent of revenue) for the four months ended December 31, 1995. The primary reason for the increase in the Company's gross margin dollar amount is an increase in the Company's total revenue. The increase in the Company's gross margin percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue for the four months ended December 31, 1995, related to lower margin hardware sales compared to the four months ended December 31, 1996.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $10,899,572 for the four months ended December 31, 1996, compared to $3,474,272 for the four months ended December 31, 1995. The increase in selling, general and administrative expenses for the four months ended December 31, 1996 is primarily due to the following:

     o Selling, general and administrative expenses associated with the acquisition of Vicorp was approximately $5,771,270.

     o Selling, general and administrative expenses associated with the BFD acquisition was approximately $606,197 from the acquisition date to December 31, 1996.

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

Investment Gain on Marketable Equity Securities

     For the four months ended December 31, 1995, the Company's unrealized investment gain of $891,196 relates to its purchase of marketable equity securities. No such gain occurred during the same period in 1996.

Interest Income

     For the four months ended December 31, 1996, net interest income was $124,561 compared to $90,124 during the four months ended December 31, 1995.

Fiscal Years Ended August 31, 1996 and August 31, 1995

Total Revenues

     Total revenues increased to $26,702,827 for the year ended August 31, 1996, compared to $21,521,733 for the year ended August 31, 1995. The various components of revenue fluctuated as explained below:

Contract Revenue

     Contract revenue was $13,724,228 for the year ended August 31, 1996, compared to $15,337,054 for the year ended August 31, 1995. The decrease in contract revenue during the year ended August 31, 1996, compared to the year ended August 31, 1995, is primarily due to lower ESP product related sales to MCI and to lower UniPort product sales in total. The decrease in ESP product sales for the year ended August 31, 1996, was due to a sale to MCI for the year ended August 31, 1995, that did not recur in 1996. The decrease in UniPort product related contract revenue ($2,122,874 for the year ended August 31, 1996, compared to $5,614,286 for the year ended August 31, 1995) was due to lower customer deliveries for the product.

     Contract revenue associated with Vicorp's BETEX products was approximately $1,839,859 for the period from the acquisition date to August 31, 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp since the acquisition date. The Company expects the revenue generated from the sale of BETEX products to increase during 1997.

Service and Support

     Revenues from service and support were $9,220,291 and $5,741,646 for the years ended August 31, 1996 and 1995, respectively. During 1994, the Company entered into a joint development agreement with MCI relating to the ESP. This agreement generated $2,863,000 of service and support revenue for the year ended August 31, 1995. In addition, beginning in 1993, the Company began earning maintenance fees on the ESP products delivered to MCI. For the years ended August 31, 1996 and 1995, MCI maintenance fees were approximately $1,249,000 and $930,000, respectively. Service and support revenue relating to this maintenance increased for the years ended August 31, 1996 and 1995, as additional ESP nodes were delivered to MCI and these nodes required maintenance services. Service and support provided to HSN decreased to $1,448,088 for the year ended August 31, 1996, compared to $1,909,354 for the year ended August 31, 1995. HSN's service and support contract was renegotiated in 1995, which resulted in a reduction of both the level of maintenance services and the revenue earned. UniPort service and support revenue for each of the years ended August 31, 1996 and 1995, was less than $100,000. Such service and support revenue for UniPort customers is expected to increase during fiscal 1997 as additional products, which will require maintenance support, are delivered.

     Service and support revenue for Vicorp's BETEX products was $6,523,638 from the acquisition date to August 31, 1996. Vicorp's service and support revenue includes maintenance and custom software development services provided to its customers.

License Fee Revenue

     License fee revenue was $3,758,308 and $436,800, for the years ended August 31, 1996 and 1995, respectively. Under the terms of the MCI Contract, the Company charged MCI a software license fee for use of its proprietary software. During the years ended August 31, 1996 and 1995, the Company recognized license fee revenue from this source of $0 and $316,800, respectively. The Company does not anticipate generating future license fee revenue for its ESP equipment. License fee revenue for the year ended August 31, 1996, relating to its UniPort product line was $921,911 and $2,836,397 for the BETEX product line. The Company anticipates generating future license fee revenue for its BETEX and UniPort products, although no assurance can be given that such future revenue will be generated.

Other Income

     Other income represents miscellaneous hardware, software, and service activity charged to customers.

Cost of Sales and Gross Margin

     Cost of sales decreased to $6,023,989 for the year ended August 31, 1996, compared to $7,824,646 for the year ended August 31, 1995. Additionally, the Company's gross margin increased to $20,678,838 (77 percent of revenue) for the year ended August 31, 1996, compared to $13,697,087 (64 percent of revenue) for the year ended August 31, 1995. The primary reason for the increase in the Company's gross margin dollar amount is an increase in the Company's total revenue. The increase in the Company's gross margin percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue for the year ended August 31, 1995, related to lower margin hardware sales compared to the year ended August 31, 1996.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $23,849,385 for the year ended August 31, 1996, from $9,034,490 for the year ended August 31, 1995. As a percentage of revenue, these expenses were 89 percent and 61 percent for the years ended August 31, 1996 and 1995, respectively.

     During the year ended August 31, 1996, selling, general, and administrative expenses increased for several reasons:

     o The Company increased its sales and marketing force in order to generate additional revenue opportunities.

     o The Company increased its advertising and trade show expenditures by approximately $700,000 in order to increase market awareness of the Company's products and to announce the Vicorp acquisition.

     o The Company increased its bad debt reserve by approximately $1,000,000 during the year ended August 31, 1996, relating to uncollectible receivables.

     o Selling, general and administrative expense in connection with the acquisition of Vicorp was $9,297,164 from the acquisition date to August 31, 1996.

     o As of August 31, 1996, the Company accrued $1,093,341 in restructuring charges (the "Restructuring"), which relate primarily to termination benefits, including severance pay. The total number of employees terminated was approximately 55.

     During the year ended August 31, 1995, the Company's selling, general and administrative expenses were impacted by the following:

     o The Company continued managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities.

     o The Company renegotiated all major maintenance agreements for its development and test facility, thereby generating approximately $200,000 in savings.

     o The Company improved its controls and accountability for use of third party professional vendors (legal, public relations, management consultants, etc.), which generated approximately $450,000 in savings.

     Considering the impact of Vicorp operations, the Company expects that its selling, general and administrative expenses will increase in the future.

Research, Engineering, and Development

     Research, engineering, and development expenses increased to $5,249,377 for the year ended August 31, 1996, compared to $3,172,185 for the year ended August 31, 1995. As a percentage of revenues, these expenses were 20 percent and 15 percent for the years ended August 31, 1996 and 1995, respectively. The increase in research engineering and development expenses in 1996 versus 1995 relates to further development work associated with the Company's UniPort and BETEX products. Resources will continue to be directed toward product improvements and enhancements for future product releases of the Company's products. The Company expects its research, engineering, and development costs for 1997 to be higher than that expended in 1996.

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

Impairment of Intangible Assets

     During the year ended August 31, 1996, the Company reevaluated the realizability of the goodwill associated with its 1994 acquisition of The Renaissance Group ("TRG"). Based on a review of the expected future discounted cash flows of TRG, the Company determined that a material impairment of the TRG associated goodwill existed. Consequently, a $3,829,424 write-down of the goodwill balance was recorded during the year ended August 31, 1996.

Depreciation and Amortization

     Depreciation and amortization was $4,714,227 for the year ended August 31, 1996, compared to $4,007,208 for the year ended August 31, 1995. The increase in 1996 relates primarily to the amortization expense associated with recorded goodwill from the Vicorp acquisition, which closed during the third quarter of the year.

Investment Gain on Marketable Equity Securities

     The Company's investment gain of $1,262,414 relates to its $7,296,034 purchase of marketable equity securities. Such securities were bought and sold during the year ended August 31, 1996. The investment gains associated with these securities are included in the Company's consolidated statements of operations.

Interest Income

     For the year ended August 31, 1996, net interest income was $507,200 compared to $1,007 for the year ended August 31, 1995. Net interest income increased in 1996 due to the increase in the Company's interest bearing cash balances.

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

Financial Position, Liquidity, and Capital Resources

     At December 31, 1997, the Company had net working capital of $3,591,655 compared to $388,785 at December 31, 1996. The increase in net working capital is primarily due to the net equity and debt funding of $4,400,000 and $5,974,130, respectively, that was received from shareholders during the second and third quarters of 1997, respectively. The Company expects that with the acquisition of Vicorp and BFD, as described below, its working capital requirements will increase significantly over prior periods. In addition, the Company expects that in 1998, as in 1997, the Company will require additional external sources of capital to fund its operations, including working capital needs. The Company's Board of Directors has formed a special committee for the purpose of analyzing additional external sources of capital that may be available to the Company and that can be accessed during 1998. The Company has already taken steps regarding the improvement of its cash flow and cash position, including:

     o Retained an investment banking firm to assist in the development and evaluation of future strategic initiatives, including potential financing opportunities;

     o Analyzing opportunities to sell certain non-core assets, including real estate; and

     o   Implemented a restructuring plan to reduce operating expenses.

     However, there is no assurance that the Company will be able to obtain additional financing on acceptable terms and conditions or that its existing working capital will be sufficient to fund its operating and investing activities for 1998.

     In March 1998, the Company received a proposal from Speer Communication Limited Partnership and Speer Virtual Media Limited Partnership, privately-held entities controlled by Roy M. Speer, to acquire a controlling interest in the Company. Mr. Speer controls RMS Limited Partnership, an entity that is one of the Company's major stockholders.

     The proposal contemplates an exchange transaction whereby Speer Communication Limited Partnership and Speer Virtual Media Limited Partnership will contribute to the Company cash and certain other business assets in return for shares of common stock of the Company. The proposal also contemplates that all debt and preferred stock of the Company held by its major stockholders will be converted into common stock at the rate of $1.00 per share. As a condition of the proposal, Mr. Speer would ultimately control at least 80 percent of the outstanding stock of the Company.

     The Company's Board of Directors has appointed a Special Committee of the Board of Directors to evaluate the transaction proposed by Mr. Speer and any other proposals that may be received by the Company. The Special Committee has retained an investment banker to assist the Company in evaluating this proposal and in considering alternatives for the Company.

     The Company's accounts and contracts receivable decreased to $9,657,355 as of December 31, 1997, compared to $12,400,000 as of December 31, 1996. The decrease is primarily due to the collection of certain large receivables outstanding at December 31, 1996.

     The Company's supplies and other current assets increased to $1,970,407 as of December 31, 1997, compared to $1,662,513 as of December 31, 1996. The increase is primarily due to the replenishment of inventory that is expected to be sold in the first quarter of 1998.

     The Company's costs and earnings in excess of billings on uncompleted contracts increased to $3,333,339 as of December 31, 1997, compared to $3,064,978 as of December 31, 1996. The increase is primarily associated with certain of Vicorp's product delivery contracts in process for its customers. Such amounts as of December 31, 1997, are expected to be fully billed by Vicorp by June 30, 1998.

     The Company's current portion of long-term debt decreased to $294,375 as of December 31, 1997, compared to $2,374,287 as of December 31, 1996. The Company's long-term debt increased to $6,240,184 as of December 31, 1997, compared to $369,377 as of December 31, 1996. The decrease in the current portion is primarily due to certain debt re-paid by the Company during the year ended December 31, 1997. The increase in long-term debt is primarily due to the Company's issuance of three promissory notes of $2,000,000 each in September 1997.

     The Company's accounts payable increased to $5,505,996 as of December 31, 1997, compared to $4,395,128 as of December 31, 1996. The increase is primarily due to the timing of certain vendor payments.

     The Company's accrued expenses decreased to $3,531,249 as of December 31, 1997, compared to $5,557,759 as of December 31, 1996. The decrease is primarily due to payments made during 1997.

     The Company's accrued payroll and related expenses decreased to $2,579,551 compared to $2,594,533 as of December 31, 1996.

     The Company's billings in excess of costs and earnings on uncompleted contracts decreased to $2,780,251 as of December 31, 1997, compared to $3,753,132 as of December 31, 1996. The decrease is primarily associated with the completion and billing of certain of Vicorp's software development contracts.

     The Company's deferred revenue balance decreased to $1,270,825 as of December 31, 1997, compared to $2,689,044 as of December 31, 1996. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers.

     During the year ended December 31, 1997, cash used by operations was $5,098,537. The Company funded this cash flow usage primarily through the net equity and debt funding of $4,400,000 and $5,974,130, respectively, that was received from shareholders during the second and third quarters of 1997, respectively. During the four months ended December 31, 1996, cash used by operations was $5,849,184. The Company funded this cash flow usage primarily through its cash funds. During the year ended August 31, 1996, cash used by operations was $7,112,438. The Company funded this cash flow usage primarily through the proceeds generated through issuance of Common Stock. During the year ended August 31, 1995, cash used by operations was $4,201,123. The Company funded this cash flow usage primarily through proceeds generated through issuance of Common Stock.

     During April 1997, the Company completed a $4,500,000 financing with three of its shareholders: RMS Limited Partnership, Vulcan Ventures, Inc., and Primwest Holding N.V. (the "Shareholders"). In connection with the financing, each Shareholder invested $1,500,000 and received 1,500 shares of a newly designated class of preferred stock. The Series B Preferred Stock carries a cumulative 8 percent dividend. Each Shareholder will be entitled to convert the Series B Preferred Stock into common stock after December 31, 1998, at approximately $4.47 per share. In addition to the Series B Preferred Stock, each of the Shareholders received a warrant to purchase 150,000 shares of common stock. The warrants will be exercisable for a five-year period beginning April 1998 at approximately $6.09. The Company granted the Shareholders certain registration and anti-dilution rights in connection with the transaction.

     On September 30, 1997, the Company completed a $6,000,000 financing with RMS Limited Partnership ("RMS"), Vulcan Ventures, Inc. ("Vulcan"), and Mr. Didier Primat (the "Shareholders"). RMS and Vulcan are existing shareholders of the Company, and Mr. Primat is the beneficial owner of shares of the Company's stock held by Alta Investissements S.A. In connection with the financing, each Shareholder invested $2,000,000 and received a promissory note (the "Note") for $2,000,000. The Notes will mature on January 1, 1999, and bear interest from the issuance date on the unpaid principal amount until such amount is paid at a rate per annum equal to 8 percent. Interest will be paid on September 30, 1998, and on the maturity date. In addition to the Notes, each of the Shareholders received a warrant to purchase 275,000 shares of common stock. The warrants will be exercisable for a five-year period beginning October 1998 at $4.00. The Company granted the Shareholders certain registration rights with respect to the shares of common stock underlying the warrants.

     The Company incurred $3,203,564 in expenditures for capital assets for the year ended December 31, 1997. Future levels of capital expenditures will be dependent upon cash availability from operating activities and additional sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions. Management expects that expenditures for fiscal 1998 will be approximately $2,000,000.

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $45,000,000 for federal income tax purposes expiring through 2012 and $9,300,000 for foreign tax purposes, of which $5,400,000 is expiring through 2006 and $3,900,000 is available indefinitely.

     On September 30, 1996, the Company elected to change its year end from August 31 to December 31. The change became effective December 31, 1996.

New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.128, "Earnings per Share" ("SFAS No. 128"), effective for periods ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). The adoption of SFAS No. 128 did not have a material impact on the financial condition or the results of operations of the Company.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 becomes effective for the Company's fiscal year 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported; however, it does require that an amount representing total comprehensive income be reported in that statement. The Company believes the adoption of SFAS No. 130 will not have a material effect on the financial condition or the results operations of the Company.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for the Company's fiscal year 1998. The Company believes the adoption of SFAS No. 131 will not have a material effect on the financial condition or the results of operations of the Company.

Readiness for Year 2000

     The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company continues to evaluate the estimated costs associated with this work as actual information becomes available. Based on available information, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

Forward-looking Information

     Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements reflect management's current views with respect to future events and the financial performance and condition of the Company. However, such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include:

     o The Company competes in an industry marked by frequent technological changes which will force the Company to expend funds to develop new products and implement new technologies

     o The various markets into which the Company sells its products are undergoing significant changes with increasing demands for product innovations

     o The Company must be successful in competing against many competitors, many of which have significantly greater financial, technical, marketing, and sales resources than the Company

     o The Company will be required to properly estimate costs under fixed price contracts

     o Increased risk of litigation in the Company's industry resulting from aggressive prosecutions of intellectual property claims

     o    The Company's ability to retain its larger customers, including MCI

     o Availability of certain hardware and software components which are incorporated with the Company's products and are purchased from a limited number of vendors

     o   The Company's ability to hire and retain qualified personnel

     o Legislative changes affecting the Company's markets, including the Telecommunications Act of 1996

     o Given the Company's acquisition of Vicorp and its large presence in international markets, regulatory, monetary and inflationary factors can negatively impact the Company's operations in the future

     o The Company's reliance on large sales orders that increase the risk of significant revenue fluctuations, from quarter to quarter and year to year

     o The Company's ability to generate sufficient cash, from operations or from external sources, to fund its global operations. See "Financial Statements", including Report of Independent Accountants



     Many of such uncertainties are outside the Company's control and could postpone, delay, or eliminate potential sales opportunities and, therefore, affect the Company's operations. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

Item 8 -- Financial Statements

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                         Page

Report of Independent Accountants..........................................27

Report of Independent Accountants..........................................28

Report of Independent Accountants..........................................29

Consolidated Balance Sheets................................................30

Consolidated Statements of Operations......................................31

Consolidated Statements of Stockholders' Equity............................32

Consolidated Statements of Cash Flows......................................33

Notes to Consolidated Financial Statements.................................34

REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Precision Systems, Inc.

We have audited the accompanying consolidated balance sheet of Precision Systems, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has incurred recurring losses from operations and has experienced cash flow problems that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 19, 1998, except for the information in Note 19, for which the date is March 11, 1998

REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Precision Systems, Inc.

We have audited the accompanying consolidated balance sheets of Precision Systems, Inc. and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the four months ended December 31, 1996, and for each of the two years in the period ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Vicorp N.V. (a consolidated subsidiary), which statements reflect total assets constituting 33 percent of consolidated total assets as of December 31, 1996, and total revenues constituting 80 percent and 42 percent of consolidated total revenues for the four months ended December 31, 1996, and for the year ended August 31, 1996, respectively. The financial statements of Vicorp N.V. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vicorp N.V., is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the four months ended December 31, 1996, and for each of the two years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.



Deloitte & Touche L.L.P.

Tampa, Florida
March 27, 1997

REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Precision Systems, Inc.

Board of Directors
Vicorp N.V.

We have audited the consolidated balance sheet of Vicorp N.V. and its subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the four months ended December 31, 1996 and the year ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicorp N.V.
and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and consolidated cash flows for the four months ended December 31, 1996 and the year ended August 31, 1996, in conformity with generally accepted accounting principles in the United States.


                             COOPERS & LYBRAND N.V.
Utrecht
Holland
March 27, 1997

                                     PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                      ASSETS                                             1997             1996
                                                                                   ---------------- ----------

Current Assets
   Cash and cash equivalents...................................................... $     4,582,757  $     4,601,818
   Accounts and contracts receivable, net.........................................       9,657,355       12,400,000
   Due from employees.............................................................          10,044           23,361
   Supplies and other current assets..............................................       1,970,407        1,662,513
   Costs and earnings in excess of billings on uncompleted contracts..............       3,333,339        3,064,978
                                                                                   ---------------- ---------------
     Total current assets.........................................................      19,553.902       21,752,670
                                                                                   ---------------- ---------------
Property, Plant and Equipment, at Cost
   Land and improvements..........................................................       1,134,955        1,134,955
   Buildings and improvements.....................................................       3,083,401        3,017,121
   Computer equipment.............................................................      28,078,975       26,029,490
   Furniture and office equipment.................................................       3,237,280        3,123,057
                                                                                   ---------------- ---------------
                                                                                        35,534,611       33,304,623
   Less accumulated depreciation..................................................     (26,665,434)     (24,479,765)
                                                                                   ---------------- ----------------
                                                                                         8,869,177        8,824,858
                                                                                   ---------------  ---------------
Intangible assets, net............................................................          52,474       18,616,847
                                                                                   ---------------- ---------------
                                                                                   $    28,475,553  $    49,194,375
                                                                                   ================ ===============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt.............................................. $       294,375  $     2,374,287
   Accounts payable...............................................................       5,505,996        4,395,128
   Accrued expenses...............................................................       3,531,249        5,557,759
   Accrued payroll and related liabilities........................................       2,579,551        2,594,535
   Billings in excess of costs and earnings on uncompleted contracts..............       2,780,251        3,753,132
   Deferred revenue...............................................................       1,270,825        2,689,044
                                                                                   ---------------- ---------------
     Total current liabilities....................................................      15,962,247       21,363,885
                                                                                   ---------------- ---------------
Long-term debt....................................................................       6,240,184          369,377
                                                                                   ---------------- ---------------

Commitments and Contingencies (Note 9 and 19)
Stockholders' Equity
   Non-redeemable preferred stock -- $.01 par value; authorized 50,000 shares:
       Series A 6 percent Cumulative Convertible Preferred Stock; convertible at
         $4.76 per share, issued and outstanding 10,000 shares; liquidation
         preference $5,800,000....................................................             100              100
       Series B 8 percent Cumulative Convertible Preferred Stock; convertible at $4.47 per share, issued and outstanding 4,500 shares; liquidation
         preference $4,500,000....................................................              45            -
   Common stock-- $.01 par value; authorized 30,000,000 shares, issued
     17,906,025 and 17,696,367, respectively......................................         179,061          176,964
   Additional paid-in capital.....................................................     114,000,071      109,643,293
   Accumulated deficit............................................................    (109,294,105)     (83,235,389)
   Treasury stock (132,937 shares)-- at cost......................................        (422,360)        (422,360)
   Accumulated preferred stock dividends..........................................       1,675,201        1,062,874
   Cumulative foreign currency translation adjustment.............................         312,609          355,748
   Unearned compensation .........................................................        (177,500)        (120,117)
                                                                                   ---------------- ----------------
     Total stockholders' equity...................................................       6,273,122       27,461,113
                                                                                   ---------------- ---------------
                                                                                   $    28,475,553  $    49,194,375
                                                                                   ================ ===============


              The accompanying notes are an integral part of these consolidated financial statements.
                                                       30

                                     PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             Four
                                                            Year            Months
                                                            Ended            Ended
                                                         December 31,     December 31,       Years Ended August 31,
                                                            1997             1996            1996             1995
                                                            ----             ----            ----             ----
Revenues
   Contract revenues............................. $      6,203,229 $      3,729,171  $    13,724,228  $    15,337,054
   Service and support...........................       23,813,564        7,959,984        9,220,291        5,741,646
   License fee revenue...........................       10,595,594        3,172,868        3,758,308          436,800
   Other income..................................            -                -                -                6,233
                                                  ---------------- ----------------- ---------------- ---------------
                                                        40,612,387       14,862,023       26,702,827       21,521,733
                                                  ---------------- ----------------- ---------------- ---------------
Cost of sales....................................       15,152,116        3,442,705        6,023,989        7,824,646
                                                  ---------------- ----------------- ---------------- ---------------
Gross margin.....................................       25,460,271       11,419,318       20,678,838       13,697,087
                                                  ---------------- ----------------- ---------------- ---------------

Operating Expenses
   Selling, general and administrative...........       23,421,901       10,899,572       23,849,385        9,034,490
   Research, engineering and development.........        6,416,539        1,964,284        5,249,377        3,172,185
   Depreciation and amortization.................        7,042,929        2,265,126        4,714,227        4,007,208
   Purchased research and development............            -                -           19,500,000            -
   Impairment of intangible assets...............       14,285,907            -            3,829,424            -
                                                  ---------------- ----------------- ---------------- -----------
                                                        51,167,276       15,128,982       57,142,413       16,213,883
                                                  ---------------- ----------------- ---------------- ---------------
Operating loss...................................      (25,707,005)      (3,709,664)     (36,463,575)      (2,516,796)
Interest income (expense), net...................         (351,711)         124,561          507,200            1,007
Gain on sale of marketable equity securities.....            -                -            1,262,414            -
                                                  ---------------- ----------------- ---------------- -----------
Loss before income taxes.........................      (26,058,716)      (3,585,103)     (34,693,961)      (2,515,789)
Income tax benefit...............................            -              118,288            -                -
                                                  ---------------- ----------------- ---------------- -----------
Loss from Continuing Operations..................      (26,058,716)      (3,466,815)     (34,693,961)      (2,515,789)
                                                  ---------------- ----------------- ---------------- ----------------
Loss from Discontinued Operations
   Loss from operations of discontinued
     subsidiary..................................            -                -                -             (661,974)
   Gain from sale of discontinued subsidiary.....            -                -                -              529,419
                                                  ---------------- ----------------- ---------------- ---------------
                                                             -                -                -             (132,555)
                                                  ---------------- ----------------- ---------------- ----------------
Net Loss.........................................      (26,058,716)      (3,466,815)     (34,693,961)      (2,648,344)
Preferred stock dividend requirements............         (612,327)        (116,318)        (349,883)        (347,048)
                                                  ---------------- ----------------- ---------------- ----------------
Net Loss Applicable to Common Stock.............. $    (26,671,043)$     (3,583,133) $   (35,043,844) $    (2,995,392)
                                                  ================ ================ ================ ================

Basic and Diluted Loss Per Share
   Loss from continuing operations............... $          (1.48)$           (.20) $         (2.36) $          (.23)
                                                  ================ ================= ================ ================
   Loss from discontinued operations............. $          -     $          -      $         -      $          (.01)
                                                  ================ ================= ================ ================
   Net loss applicable to common stock........... $          (1.51)$           (.21) $         (2.39) $          (.27)
                                                  ================ ================= ================ ================



              The accompanying notes are an integral part of these consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Non-      Non-
                                   Redeemable Redeemable
                                    Series A   Series B
                                   Preferred  Preferred   Common         Class B
                                      Stock     Stock      Stock        Convertible   Additional
                                     $.01 Par  $.01 Par  $.01 Par        Common        Paid-In        Accumulated
                                       Value     Value     Value          Stock        Capital          Deficit
                                       -----     -----     -----          -----        -------          -------
Balance at August 31, 1994             $ 100    $ --     $ 78,998       $ 24,159    $ 61,935,644    $(42,426,269)
Issuance of common stock
   upon exercise of stock
   options                                --      --        5,837           --         1,202,221            --
Issuance of common stock                  --      --       12,500           --         4,987,500            --
Legal expenses associated
    with issuance of common
   stock                                  --      --         --             --           (37,512)           --
Dividends on preferred
   stock                                  --      --         --             --          (347,048)           --
Net loss for the year ended
   August 31, 1995                        --      --         --             --              --        (2,648,344)
                                     -------- --------  ----------    ----------      ------------   ------------
Balance at August 31, 1995               100      --       97,335         24,159        67,740,805   (45,074,613)
Issuance of common stock
   upon exercise of stock
   options                                --      --        5,152           --             922,714          --
Conversion of Class B
   common stock                           --      --       24,159        (24,159)           --              --
Issuance of common stock
   upon acquisition of
   Vicorp                                 --      --       31,018           --          29,490,559          --
Foreign currency translation
   adjustment                             --      --         --             --              --              --
Unearned compensation
   relating to restricted stock
   grants                                 --      --         --             --             470,020          --
Amortization of unearned
   compensation                           --      --         --             --              --              --
Issuance of common stock                  --      --       15,000           --           8,610,000          --
Dividends on preferred
   stock                                  --      --         --             --            (349,883)         --
Net loss for the year ended
   August 31, 1996                        --      --         --             --              --       (34,693,961)
                                     --------- -------- ----------   ------------    ------------    ------------
Balance at August 31, 1996               100      --      172,664           --         106,884,215   (79,768,574)
Issuance of common stock
   upon exercise of stock
   options                                --      --        1,577           --         1,222,286            --
Issuance of common stock
   upon acquisition of BFD
   Productions, Inc.                      --      --        2,723           --         1,653,110            --
Foreign currency translation
   adjustment                             --      --         --             --              --              --
Amortization of unearned
   compensation                           --      --         --             --              --              --
Dividends on preferred stock              --      --         --             --          (116,318)           --
Net loss for the four months
   ended December 31, 1996                --      --         --             --              --        (3,466,815)
                                     --------- --------- ---------  ------------    ------------     ------------
Balance at December 31,
   1996                                  100      --      176,964           --       109,643,293     (83,235,389)
Issuance of common stock
   upon exercise of stock
   options                                --      --        2,097           --           467,577            --
Issuance of preferred stock               --       45        --             --         4,499,955            --
Legal expenses associated
   with issuance of preferred
   stock                                  --      --         --             --          (175,927)           --
Foreign currency translation
   adjustment                             --      --         --             --              --              --
Amortization of unearned
   compensation                           --      --         --             --              --              --
Dividends on preferred
   stock                                  --      --         --             --          (612,327)           --
Unearned compensation
   relating to restricted stock
   grants                                 --      --         --             --           177,500            --
Net loss for the year ended
   December 31, 1997                      --      --         --             --              --       (26,058,716)
                                     --------- -------- ----------   ------------    ------------    ------------
Balance at December 31,
   1997..................             $  100   $   45   $ 179,061    $      --       $114,000,071  $(109,294,105)
                                     ========= ======== ==========   ============    ============    ============

                                                                           Cumulative
                                                           Accumulated      Foreign
                                                            Preferred       Currency
                                              Treasury       Stock         Translation     Unearned
                                               Stock        Dividends      Adjustment    Compensation       Total
                                               -----        ---------      ----------    ------------       -----
(Restubbed-Table)
Balance at August 31, 1994                   $(422,360)  $    249,625    $       --      $       --      $ 19,439,897
Issuance of common stock
   upon exercise of stock
   options                                        --             --              --              --         1,208,058
Issuance of common stock                          --             --              --              --         5,000,000
Legal expenses associated
    with issuance of common
   stock                                          --             --              --              --           (37,512)
Dividends on preferred
   stock                                          --          347,048            --              --              --
Net loss for the year ended
   August 31, 1995                                --             --              --              --        (2,648,344)
                                             ----------  -------------  -------------     ------------    ------------
Balance at August 31, 1995                    (422,360)       596,673            --              --        22,962,099
Issuance of common stock
   upon exercise of stock
   options                                        --             --              --              --           927,866
Conversion of Class B
   common stock                                   --             --              --              --              --
Issuance of common stock
   upon acquisition of
   Vicorp                                         --             --              --              --        29,521,577
Foreign currency translation
   adjustment                                     --             --           355,416            --           355,416
Unearned compensation
   relating to restricted stock
   grants                                         --             --              --          (470,020)           --
Amortization of unearned
   compensation                                   --             --              --           150,811         150,811
Issuance of common stock                          --             --              --              --         8,625,000
Dividends on preferred
   stock                                          --          349,883            --              --              --
Net loss for the year ended
   August 31, 1996                                --             --              --              --       (34,693,961)
                                             ----------  -------------  --------------   -------------   -------------
Balance at August 31, 1996                    (422,360)       946,556         355,416        (319,209)     27,848,808
Issuance of common stock
   upon exercise of stock
   options                                        --             --              --              --         1,223,863
Issuance of common stock
   upon acquisition of BFD
   Productions, Inc.                              --             --              --              --         1,655,833
Foreign currency translation
   adjustment                                     --             --               332            --               332
Amortization of unearned
   compensation                                   --             --              --           199,092         199,092
Dividends on preferred stock                      --          116,318            --              --              --
Net loss for the four months
   ended December 31, 1996                        --             --              --              --        (3,466,815)
                                             ----------  -------------  --------------   -------------   -------------
Balance at December 31,
   1996                                       (422,360)     1,062,874         355,748        (120,117)     27,461,113
Issuance of common stock
   upon exercise of stock
   options                                        --             --              --              --           469,674
Issuance of preferred stock                       --             --              --              --         4,500,000
Legal expenses associated
   with issuance of preferred
   stock                                          --             --              --              --          (175,927)
Foreign currency translation
   adjustment                                     --             --           (43,139)           --           (43,139)
Amortization of unearned
   compensation                                   --             --              --           120,117         120,117
Dividends on preferred
   stock                                          --          612,327            --              --              --
Unearned compensation
   relating to restricted stock
   grants                                         --             --              --          (177,500)           --
Net loss for the year ended
   December 31, 1997                              --             --              --              --       (26,058,716)
                                            ----------- ------------- ---------------    ------------    ------------
Balance at December 31,
   1997                                      $(422,360)    $1,675,201       $ 312,609      $ (177,500)    $ 6,273,122
                                            ===========  ============= ===============   ============    ============

                                     PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year          Four Months
                                                        Ended            Ended
                                                    December 31,     December 31,         Years ended August 31,
                                                        1997             1996              1996             1995
                                                        ----             ----              ----             ----

Cash Flows -- Operating Activities:
   Net loss...................................... $    (26,058,716)$     (3,466,815) $   (34,693,961) $    (2,648,344)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization...............        7,042,929        2,265,126        4,714,227        4,007,208
     Purchased research and development..........            -                -           19,500,000            -
     Impairment of intangible assets............       14,285,907            -            3,829,424            -
     Provision for losses on accounts receivable.          926,689          278,687        1,196,412          159,387
     Loss on sale of property, plant, and
       equipment.................................           44,630            -                -                -
     Gain from sale of discontinued subsidiary...            -                -                -             (529,419)
     Amortization of unearned compensation.......          120,117          199,092          150,811            -
     Realization of deferred revenue.............            -             (481,272)      (1,448,588)        (539,821)
       Change in current assets and liabilities,
         net of business acquisitions:
         Accounts and contracts receivable.......        1,815,956       (5,796,096)       7,745,048       (1,012,144)
         Costs and estimated earnings in excess
           of billings...........................         (268,361)         167,556       (2,093,285)      (1,139,249)
         Supplies and other current assets.......         (268,707)        (129,440)         519,491          568,160
         Accounts payable........................        1,110,868          139,256       (3,403,718)      (1,706,670)
         Accrued expenses........................       (1,458,749)        (937,652)      (2,546,486)        (933,431)
         Billings in excess of cost and earnings on
           incomplete contracts..................         (972,881)         856,954        2,896,178            -
         Deferred revenue........................       (1,418,219)       1,055,420       (3,477,991)        (426,800)
                                                  ----------------- ---------------- ---------------- ----------------
           Net cash used in operating activities.       (5,098,537)      (5,849,184)      (7,112,438)      (4,201,123)
                                                  ----------------- ---------------- ---------------- ----------------

Cash Flows -- Investing Activities:
   Purchase of property, plant and equipment.....       (3,203,564)        (513,598)      (1,995,353)      (1,514,475)
   Purchase of other assets......................            -                -             (226,685)           -
   Purchase of consolidated subsidiaries,
     net of cash acquired........................            -           (1,447,466)           -                -
   Cash acquired in acquisition..................            -                -            4,403,000            -
   Proceeds from sale of property, plant, and
     equipment...................................           24,742            -                -                -
   Proceeds from sale of discontinued subsidiary.            -                -                -            1,009,756
                                                  ----------------- ---------------- ---------------- ---------------
           Net cash (used in) provided by
              investing activities...............       (3,178,822)      (1,961,064)       2,180,962         (504,719)
                                                  ----------------- ---------------- ---------------- ----------------

Cash Flows -- Financing Activities:
   Proceeds from notes payable, net..............        5,974,130            -                -                -
   Repayment of notes payable....................       (2,337,042)        (986,047)        (149,675)      (2,952,933)
   Proceeds from issuance of capital stock.......        4,621,210        1,223,863        9,552,866        6,170,546
                                                  ----------------- ---------------- ---------------- ---------------
           Net cash provided by financing
              activities.........................        8,258,298          237,816        9,403,191        3,217,613
                                                  ----------------- ---------------- ---------------- ---------------
   Net (decrease) increase in cash and
     cash equivalents............................          (19,061)      (7,572,432)       4,471,715       (1,488,229)
   Cash and cash equivalents at
     beginning of period.........................        4,601,818       12,174,250        7,702,535        9,190,764
                                                  ----------------- ---------------- ---------------- ---------------
   Cash and cash equivalents at end
     of period................................... $      4,582,757 $      4,601,818  $    12,174,250  $     7,702,535
                                                  ================= ================ ================ ===============

Supplemental Non-Cash Information:
   Accrued dividends on preferred stock.......... $        612,327 $        116,318  $       349,883  $       347,048
   Issuance of stock for purchase of subsidiary.. $          -     $      1,655,833  $    29,521,577  $          -
   Conversion of note payable to deferred
     revenue..................................... $          -     $          -      $         -      $     2,047,067
   Issuance of common stock as compensation...... $          -     $          -      $       470,020  $        33,726

          The accompanying notes are an integral part of these consolidated fiancial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  ORGANIZATION AND DISTRIBUTION

     Precision Systems, Inc. (the "Company" or "PSI"), is a global company that, together with its subsidiaries, Vicorp N.V. and BFD Productions, Inc., delivers telecommunications solutions to service providers and corporations. Vicorp's software and hardware products support enhanced calling and prepaid services, toll-free services, and advanced call center applications. BFD Productions is a service bureau specializing in audiotext and Internet applications. Headquartered in St. Petersburg, Florida (USA), Precision Systems meets the needs of customers in more than thirty countries.

     On September 30, 1996, the Company elected to change its year end from August 31 to December 31. This change was made effective December 31, 1996.

     See Note 20 for discussion regarding the Company's ability to operate as a going concern.

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

Estimates and Assumptions

     The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provisions for bad debts, depreciable lives for property, plant, and equipment, amortization periods for intangible assets, and costs and profits associated with long-term contracts. Actual results may differ from these estimates.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation on property and equipment is provided for in amounts sufficient to allocate the costs of depreciable assets to operations over their estimated service lives as follows:

                                                                 Years
     Land improvements................................................18
     Building and improvements..................................10 to 30
     Computer equipment...........................................3 to 4
     Furniture and office equipment..............................5 to 10

     For income tax reporting purposes, certain of these assets are depreciated using accelerated methods. Depreciation expense for the year ended December 31, 1997, the four months ended December 31, 1996, and the years ended August 31, 1996 and 1995 approximated $3,055,000, $1,039,000, $2,369,000 and $3,330,000,
respectively.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Product Warranty

     The Company warrants its products for between three-month to one-year periods of time after the initial sale. Estimated costs related to such warranties are accrued when the products are sold.

Revenue Recognition

     Revenues, other than from long-term contracts, generally are recognized when the products are delivered or the service has been rendered. Revenues from long-term contracts are recognized under the percentage-of-completion method on the basis of physical completion to date. This method is used because management considers physical completion to be the best available measure of the progress on these contracts. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance and are included in contract costs in the consolidated statements of operations. Revenue from post-contract customer support is recognized ratably over the service period. Revenue from software licenses is recognized upon delivery of the software.

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

Foreign Currencies

     Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to stockholders' equity. Revenues, costs, and expenses are translated at average rates of exchange prevailing to the applicable period. Gains and losses on foreign currency transactions are included in non-operating expenses.

Credit Risk

     Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with a high-credit quality financial institution. For its accounts receivable, the Company extends unsecured credit to both domestic and international customers. While the Company does have a concentration of credit with respect to these cash investments and accounts receivable, the Company does not feel that it is exposed to significant risk of loss from such.

Fair Value of Financial Instruments

     The carrying value of the Company's cash and long-term debt approximates their fair values at December 31, 1997 and 1996.

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

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basic and Diluted Loss Per Share

     Basic and diluted loss per share for the year ended December 31, 1997, the four months ended December 31, 1996, and the fiscal years ended August 31, 1996 and 1995, has been computed based upon the weighted average common shares outstanding of 17,630,068, 17,428,861, 14,677,220, and 10,965,640, respectively.
The diluted loss per share calculation does not include preferred convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive. The basic and diluted net loss per share applicable to common stock for the year ended December 31, 1997, the four months ended December 31, 1996, and the fiscal years ended August 31, 1996 and 1995, has been computed based upon the preferred stock dividend requirements of $612,327, $116,318, $349,883, and $347,048, respectively.

Restructuring Charges

     During the year ended December 31, 1997, in an effort to reduce overhead and cut costs, the Company terminated the employment of approximately 30 individuals worldwide. During the year ended August 31, 1996, the Company terminated the employment of approximately 55 individuals. The effect of the severance charges associated with these terminations was to increase the Company's selling, general and administrative expenses by approximately $650,000 and $1,100,000, respectively. As of December 31, 1997 and December 31, 1996, approximately $650,000 and $77,500, respectively, of such charges are included in accrued payroll and related liabilities on the Company's balance sheets.

Reclassifications

     Certain amounts for previous periods have been reclassified to conform with the December 31, 1997, presentation.

3.   ACCOUNTS AND CONTRACTS RECEIVABLE


                                                                                         December 31,
                                                                                         ------------
                                                                                     1997             1996
                                                                                     ----             ----

Accounts and contracts receivables............................................ $    10,896,552  $    13,932,134
Allowance for doubtful accounts...............................................      (1,239,197)      (1,532,134)
                                                                               ---------------- ----------------
                                                                               $     9,657,355  $    12,400,000
                                                                               ================ ===============

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                                         December 31,
                                                                                         ------------
                                                                                     1997             1996
                                                                                     ----             ----
Expenditures on uncompleted contracts......................................... $     2,869,480  $     2,418,226
Estimated earnings on uncompleted contracts...................................         463,859          646,752
                                                                               ---------------- ---------------
                                                                                     3,333,339        3,064,978
Less actual and allowable billings on uncompleted
   contracts..................................................................      (2,780,251)      (3,753,132)
                                                                               ---------------- ----------------
                                                                               $       553,088  $      (688,154)
                                                                               ================ ================

                                     PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. SUPPLIES AND OTHER CURRENT ASSETS


                                                                                         December 31,
                                                                                         ------------
                                                                                     1997             1996
                                                                                     ----             ----

Materials to be used in fulfilling contracts.................................. $       995,401  $       553,424
Prepaid expenses..............................................................         975,006        1,109,089
                                                                               ---------------- ---------------
                                                                               $     1,970,407  $     1,662,513
                                                                               ---------------- ---------------

6. INTANGIBLE ASSETS


                                                                                          December 31,
                                                                                          ------------
                                                                                     1997              1996
                                                                                     ----              ----

Goodwill (see Note 16).........................................................$     24,275,032  $    24,275,032
Developed technology value.....................................................       3,090,000        3,090,000
Assembled work force value.....................................................         890,000          890,000
Software licenses..............................................................         121,769          136,173
                                                                               ----------------- ---------------
                                                                                     28,376,801       28,391,205
Less accumulated amortization..................................................      28,324,327        9,774,358
                                                                               ----------------  ---------------
                                                                               $         52,474  $    18,616,847
                                                                               ================= ===============

     Goodwill associated with acquired subsidiaries is amortized over five-year to fifteen-year periods. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of future discounted cash flows. In 1997, the Company determined that, based on negative operating performance and its effect on future operational performance, a permanent impairment of the Vicorp and BFD intangible assets existed and recorded a provision of $14,285,907 to write off the net book value of all intangible assets associated with these acquisitions. In August 1996, the Company determined that a material impairment of goodwill related to its purchase of The Renaissance Group existed and recorded a provision of $3,829,424 to write down such goodwill to its realizable value. Software licenses and patent costs are recorded at cost and amortized over the expected useful lives of the assets, varying from two to five years. Amortization expenses associated with intangible assets were $3,987,964, $1,225,708, $2,389,848, and $551,607, for the year ended December 31, 1997, for the four months ended December 31, 1996, and the years ended August 31, 1996, and 1995, respectively.

7.   INCOME TAXES

     The components of income tax benefit are as follows:


                                                                     Four
                                                                    Months
                                                 Year Ended          Ended
                                                December 31,     December 31,         Years Ended August 31,
                                                    1997             1996             1996             1995
                                                    ----             ----             ----             ----

Current payable (receivable)................. $         -      $      (118,288) $         -      $          -
Deferred.....................................           -                -                -                 -
                                              ---------------- ---------------- ---------------- ------------
                                              $         -      $      (118,288) $         -      $          -
                                              ================ ================ ================ ============

                                     PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of total income tax benefit to amounts computed by applying the statutory federal income tax rate to losses before income taxes is as follows:


                                                                Four
                                     Year Ended             Months Ended
                                    December 31,            December 31,                    Years Ended August 31,
                                                                               -----------------------------------
                                        1997                    1996                1996        1996        1995        1995
                               ----------------------- ----------------------- -------------- -------- -------------- ------
                                   Amounts        %        Amounts        %        Amounts        %        Amounts        %

Income tax benefit at the
   federal statutory rate      $  (9,120,550)  (35.0%) $  (1,293,014)  (35.0%) $ (12,129,302)  (35.0%) $    (880,526)   (35.0%)
Amortization and write-off of
   goodwill and other acquired
   intangibles...........          5,511,582    21.2%        333,012     9.0%      8,868,990    26.0%          -         -
Increase in valuation
   allowance.............          3,959,471    15.2%        760,166    20.6%      4,200,372    12.0%        880,526     35.0%
Foreign income tax rate
   differential and other on
   permanently reinvested
   earnings..............            744,063     2.9%          -        -              -        -              -         -
State income taxes, net of
   federal tax benefit...           (373,753)   (1.4%)         -        -           (344,910)   (1.0%)         -         -
Other....................           (720,813)   (2.9%)        81,548     2.2%       (595,150)   (2.0%)         -         -
                               -------------- -------- -------------- -------- -------------- -------- -------------- ----
                               $       -          - %  $    (118,288)   (3.2%) $       -          - %  $       -           - %
                               ============== ======== ============== ======== ============== ======== ============== ========

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $45,000,000 for U.S. federal income tax purposes expiring through 2012 and $9,300,000 for foreign tax purposes of which $5,400,000 is expiring through 2006 and $3,900,000 is available indefinitely. The Company intends to continue to indefinitely reinvest earnings of its foreign subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset are as follows:


                                                                                          December 31,
                                                                                       1997             1996
                                                                                       ----             ----

Tax loss carryforwards........................................................ $    19,859,000  $    15,924,000
Depreciation..................................................................        (232,000)        (173,000)
Reserves not currently deductible.............................................         805,000          704,000
Stock option compensation.....................................................       1,358,000        1,138,000
Other.........................................................................         197,000          407,000
                                                                               ---------------- ---------------
Total gross deferred tax asset................................................      21,987,000       18,000,000
Less: valuation allowance.....................................................     (21,987,000)     (18,000,000)
                                                                               ---------------- ----------------
                                                                               $         -      $         -
                                                                               ================ ================

     A portion of the deferred tax asset in the amount of $1,358,000 is related to the tax effects of stock option compensation. This benefit, when recognized, will be classified in the stockholders' equity section of the balance sheet.

                                     PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

8.   LONG-TERM DEBT


                                                                                           December 31,
                                                                                       1997             1996
                                                                                       ----             ----

Notes payable to shareholders, interest at 8 percent, unsecured,
   and due January 1999....................................................... $     6,000,000  $         -

Note payable to shareholder, interest at 6 percent, unsecured,
   and repaid during 1997.....................................................           -              698,127

Note payable, interest at 5 percent, and repaid during 1997...................           -            1,269,475

Capital lease obligation, interest rates varying from 6 percent to 9 percent;
collateralized by certain assets with net book value of  $500,000 for 1997 and
1996 and maturing through the year 2001.......................................         534,559          776,062
                                                                               ---------------- ---------------
                                                                                     6,534,559        2,743,664
Less current portion..........................................................        (294,375)      (2,374,287)
                                                                               ---------------- ----------------
                                                                               $     6,240,184  $       369,377
                                                                               ================ ===============

     Annual principal maturities for years subsequent to December 31, 1997, are as follows:

1998........................................................ $       294,375
1999........................................................       6,127,534
2000........................................................          91,112
2001........................................................          21,538
                                                             ---------------
                                                             $     6,534,559
                                                             ===============


9.   COMMITMENTS AND CONTINGENCIES

     The Company has annual commitments under non-cancelable operating leases for years subsequent to December 31, 1997 (rental expense of approximately $2,121,000 $383,000, $1,280,000 and $376,000 for the year ended December 31,
1997, for the four months ended December 31, 1996, and for the years ended August 31, 1996 and 1995, respectively) approximated as follows:

1998.........................................................$     1,537,000
1999.........................................................        903,000
2000.........................................................        579,000
2001.........................................................        378,000
2002.........................................................        298,000
Thereafter...................................................$       904,000
                                                             ---------------
                                                             $     4,599,000
                                                             ===============

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Pursuant to the Company's Stock Option and Restricted Stock Plan, 100,000 and 50,000 shares of restricted stock were granted in October 1992 to the Company's former Chairman of the Board and to the President and Chief Executive Officer, respectively. In connection therewith, the Company recorded $140,625 of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant dates. The shares vest in five equal installments beginning July 13, 1993. The amount amortized relating to the unearned compensation was $32,342 for the year ended August 31, 1994. In connection with the resignation of certain officers of the Company, 90,000 shares of restricted stock were retired during the year ended August 31, 1994. As a result, unearned compensation of $82,500 was eliminated and restored to additional paid-in capital, along with the par value of $900. During the year ended August 31, 1995, the restriction on the remaining 60,000 shares was rescinded by the Company's Board of Directors.

     During the year ended August 31, 1996, the Company issued 27,450 shares of restricted stock to three of its executive officers. In connection therewith, the Company recorded $243,618 of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant date. The shares originally vested in three equal installments beginning February 1996. In connection with the resignation of certain officers of the Company, 11,764 and 15,686 shares of the restricted stock became automatically fully vested during the year ended August 31, 1996, and the four months ended December 31, 1996, respectively. As a result, compensation expense of $150,811 and $92,807 was recognized during the year ended August 31, 1996, and the four months ended December 31, 1996, respectively, in connection with such restricted stock grants.

     During the year ended August 31, 1996, certain management personnel of the Company agreed to 15 percent pay reductions in exchange for the grant of restricted stock. In connection with such Salary Exchange Program, the Company recorded $226,402 of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant date. The shares originally vested in two equal installments beginning August 1997. In connection with the resignation of certain officers of the Company, 9,688 shares of the restricted stock became automatically vested. As a result, compensation expense of $59,324 was recognized during the four months ended December 31, 1996, in connection with such restricted stock grants. In connection with the resignation of certain management personnel of the Company, 7,670 shares of restricted stock were retired during the four months ended December 31, 1996. As a result, unearned compensation of $46,961 was eliminated and restored to additional paid-in-capital, along with the par value of $77. During the year ended December 31, 1997, the restriction on the remaining 19,617 shares was rescinded by the Company's Board of Directors. As a result, compensation expense of $120,117 was recognized during the year ended December 31, 1997.

     During the year ended December 31, 1997, the Company issued 44,375 shares of restricted stock to three of its executive officers. In connection therewith, the Company recorded $177,500 of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant date. The shares vest in two equal installments beginning February 1998.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Vicorp shareholders received 29.46 shares of the Company's common stock for each share of Vicorp stock. The discounted exchange value of the shares to be issued to Vicorp holders and the value of options to be issued to Vicorp employees, together with an agreement to pay certain obligations of Vicorp, equal approximately $32,000,000. The agreement includes a lock-up provision and a right of first refusal back to the Company on certain shares of the Company's stock that, as a result of this transaction, are held by certain current Vicorp shareholders. The acquisition has been accounted for using the purchase method of accounting.

     The Company acquired BFD Productions, Inc. ("BFD") in October 1996 for approximately $1,500,000 in cash and approximately 272,000 shares of newly-issued Common Stock for a total purchase price of approximately $3,400,000 in exchange for all of the capital stock of BFD. The acquisition was accounted for using the purchase method of accounting.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During April 1997, the Company completed a $4,500,000 financing with three of its shareholders: RMS Limited Partnership, Vulcan Ventures, Inc., and Primwest Holding N.V. (the "Shareholders"). In connection with the financing, each Shareholder invested $1,500,000 and received 1,500 shares of a newly designated class of preferred stock. The Series B Preferred Stock carries a cumulative 8 percent dividend. Each Shareholder will be entitled to convert the Series B Preferred Stock into common stock after December 31, 1998, at approximately $4.47 per share. In addition to the Series B Preferred Stock, each of the Shareholders received a warrant to purchase 150,000 shares of common stock. The warrants will be exercisable for a five-year period beginning April 1998 at approximately $6.09. The Company granted the Shareholders certain registration and anti-dilution rights in connection with the transaction.

    On September 30, 1997, the Company completed a $6,000,000 financing with
RMS Limited Partnership ("RMS"), Vulcan Ventures, Inc. ("Vulcan"), and Mr. Didier Primat (the "Shareholders"). RMS and Vulcan are existing shareholders of the Company, and Mr. Primat is the beneficial owner of shares of the Company's stock held by Alta Investissements S.A. In connection with the financing, each Shareholder invested $2,000,000 and received a promissory note (the "Note") for $2,000,000. The Notes will mature on January 1, 1999, and bear interest from the issuance date on the unpaid principal amount until such amount is paid at a rate per annum equal to 8 percent. Interest will be paid on September 30, 1998, and on the maturity date. In addition to the Notes, each of the Shareholders received a warrant to purchase 275,000 shares of common stock. The warrants will be exercisable for a five-year period beginning October 1998 at $4.00. The Company granted the Shareholders certain registration rights with respect to the shares of common stock underlying the warrants.

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

     The Company has granted options to purchase common stock under option plans as follows:

                                                                                                            Weighted
                                                                                                             Average
                                                                    Stock Option Plan                       Exercise
                                                  Employee Plan       Directors' Plan          Total          Price

     Authorized...............................          4,500,000              500,000          5,000,000
                                               ------------------- -------------------- -----------------
     Outstanding-- August 31, 1994............          1,721,516              100,000          1,821,516  $     2.29
     Granted..................................            544,988               50,000            594,988        3.78
     Exercised ($.01 to $4.88 per share)......           (667,749)             (25,000)          (692,749)       2.07
     Canceled.................................           (184,239)               -               (184,239)       3.01
                                               ------------------- -------------------- ------------------
     Outstanding-- August 31, 1995............          1,414,516              125,000          1,539,516        2.76
     Granted..................................          1,426,356              125,000          1,551,356        8.89
     Exercised ($.01 to $15.50 per share).....           (348,470)             (25,000)          (373,470)       2.14
     Canceled.................................           (158,636)               -               (158,636)       4.97
                                               ------------------- -------------------- ------------------
     Outstanding-- August 31, 1996............          2,333,766              225,000          2,558,766        6.26
     Granted..................................            397,000                -                397,000        6.73
     Exercised ($.01 to $9.00 per share)......           (112,154)               -               (112,154)       1.52
     Canceled.................................           (236,964)               -               (236,964)      10.31
                                               ------------------- -------------------- ------------------
     Outstanding-- December 31, 1996..........          2,381,648              225,000          2,606,648        6.17
     Granted..................................          1,183,923               50,000          1,233,923        3.21
     Exercised ($.01 to $2.50 per share)......           (242,631)             (10,000)          (252,631)       1.25
     Canceled.................................         (1,148,697)             (50,000)        (1,198,697)       7.73
                                               ------------------- -------------------- ------------------
     Outstanding-- December 31, 1997..........          2,174,243              215,000          2,389,243        4.10
                                               =================== ==================== =================


     At December 31, 1997, December 31, 1996, August 31, 1996, and August 31,
     1995, the number of exercisable options were 1,192,947, 1,355,906, 1,291,218 and 1,024,923, respectively. The weighted average fair value of options granted during the year ended December 31, 1997, the four months ended December 31, 1996 and the year ended August 31, 1996 were $2.31 per share, $4.49 per share, and $6.08 per share, respectively.








The following table summarizes information about stock options outstanding at December 31,
1997:

                                    Options Outstanding                             Options Exercisable
                  ------------------------------------------------------    ------------------------------------
                                    Weighted-Average
                                       Remaining
   Range of          Number           Contractual       Weighted-Average       Number           Weighted-Average
Exercise Price    Outstanding            Life            Exercise Price     Exercisable          Exercise Price
--------------    -----------       ----------------    ----------------    -----------         ----------------
$  .01- 1.98         387,534            8.73 years           $1.33             338,359                $1.49
  2.03- 3.94       1,550,209              10.82               3.19             644,889                 3.12
  4.00- 5.50         103,000              10.66               4.54              52,933                 4.74
  6.13- 7.75         108,000              10.23               7.72              45,900                 7.72
  8.88- 9.00          80,000              10.08               8.95              40,000                 8.94
 11.50-12.38          10,500              10.20              11.54               4,200                11.54
 14.50-15.75         150,000              10.43              14.71              66,666                14.69
                   ---------                                                 ---------
$  .01-15.75       2,389,243                                                 1,192,947
                   =========                                                 =========


                   PRECISIONS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option and restricted stock plans. Had compensation costs for the Company's stock option and restricted stock plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method prescribed by Financial Accounting Standard Board Statement No. 123, the Company's net loss and earnings per share on a pro forma basis would have been:


                                                                                     Four
                                                                    Year            Months             Year
                                                                    Ended            Ended             Ended
                                                                December 31,     December 31,       August 31,
                                                                    1997             1996              1996
                                                                    ----             ----              ----

Basic and diluted net loss applicable to common stock........ $  (29,786,989)   $ (4,404,318)     $ (36,756,883)
Basic and diluted net loss per share..................                 (1.69)           (.25)           (2.50)

     The fair value of each stock option and restricted stock grant was estimated using the Black-Scholes options-pricing model. The following assumptions were used for the year ended December 31, 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively: (1) risk-free interest rates of 6.2 percent, 5.7 percent, and 6.0 percent; (2) volatility of 92.0 percent, 68.4 percent, and 68.8 percent; (3) dividend yield of zero for all periods; and (4) expected lives of 5.0 years, 2.6 years, and 2.9 years. Results can vary materially depending on the assumptions applied within the model and the resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in the future.

12.      BENEFITS PLANS

     The Company's Board of Directors authorized the establishment of the Precision Systems, Inc. Retirement Savings Plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no matching employer contributions made during the year ended December 31, 1997, during the four months ended December 31, 1996, and during the years ended August 31, 1996 and 1995.

     In association with the Vicorp acquisition, certain United States based employees are covered by the Vicorp Interactive Systems ("VIS") Retirement Savings Plan pursuant to Internal Revenue Code Section 401(k). Under such plan, participating employees may defer a certain percent of their pre-tax salary but not more than statutory limits. VIS contributes $.25 for each $1.00 a participant contributes within a maximum contribution of 3 percent of a participant's earnings. Matching employer contributions made during the year ended December 31, 1997, during the four months ended December 31, 1996, and for the year ended August 31, 1996 were approximately $64,000, $26,000, and $40,000, respectively.

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

     During the year ended December 31, 1997, the four months ended December 31, 1996, and the year ended August 31, 1996, the Company recorded expenses of $120,000, $40,000, and $70,000, respectively, for consulting services provided by one of the members of the Company's Board of Directors.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

14.      SEGMENT INFORMATION

                                                                    Four
                                                    Year            Months
                                                    Ended            Ended
                                                December 31,     December 31,         Years Ended August 31,
                                                    1997             1996             1996             1995
Revenues:
   U.S. operations........................... $    17,625,009  $     5,651,027  $    18,275,706  $     21,521,733
   European operations.......................      18,984,826        8,617,025       15,359,123             -
   Other international operations............       5,621,048          856,896          326,454             -
   Eliminations..............................      (1,618,496)        (262,925)      (7,258,456)            -
                                              ---------------- ---------------- ---------------- ------------
      Total.................................. $    40,612,387  $    14,862,023  $    26,702,827  $     21,521,733
                                              ================ ================ ================ ================
Operating Loss:
   U.S. operations........................... $   (11,655,083) $    (3,430,521) $   (14,581,367) $     (2,516,796)
   European operations.......................     (14,832,808)        (693,560)     (21,768,987)            -
   Other international operations............         780,886          414,417         (113,221)            -
   Eliminations..............................           -                -                -                 -
                                              ---------------- ---------------- ---------------- ------------
      Total.................................. $   (25,707,005) $    (3,709,664) $   (36,463,575) $     (2,516,796)
                                              ================ ================ ================ =================
Identifiable Assets:
   U.S. operations........................... $    23,694,016  $    25,802,225  $    16,876,684  $     27,327,925
   European operations.......................       3,288,398       21,904,526       29,193,442             -
   Other international operations............       2,148,158        2,115,000        1,487,220             -
   Eliminations..............................        (655,019)        (627,376)           -                 -
                                              ---------------- ---------------- ---------------- ------------
      Total.................................. $    28,475,553  $    49,194,375  $    47,557,346  $     27,327,925
                                              ================ ================ ================ ================

15.      SIGNIFICANT CUSTOMERS

     During the year ended December 31, 1997, the four months ended December 31, 1996, and the years ended August 31, 1996 and 1995, a substantial portion of the Company's revenues have come from SEMA, MCI, and HSN. The dollar and percentage amounts are as follows:

                               December 31,            December 31,                          August 31,
                                                                          -----------------------------------------------
                                   1997                    1996                1996        1996        1995        1995
                          ----------------------- ----------------------- -------------- -------- -------------- --------
                              Amounts        %        Amounts        %        Amounts        %        Amounts        %
                          -------------- -------- -------------- -------- -------------- -------- --------------  -------
SEMA..................... $   2,425,000     6.0%  $     274,767     1.9%  $       -         -  %  $       -          -  %
MCI......................     2,753,801     6.8%        873,324     5.9%     11,875,428    44.5%     13,683,303     63.6%
HSN......................         -          - %        481,766     3.2%      1,504,632     5.6%      1,909,354      8.9%
Other customers..........    35,433,586    87.2%     13,232,166    89.0%     13,322,767    49.9%      5,929,076     27.5%
                          -------------- -------- -------------- -------- -------------- -------- -------------- --------
                          $  40,612,387   100.0%  $  14,862,023   100.0%  $  26,702,827   100.0%  $  21,521,733    100.0%
                          ============== ======== ============== ======== ============== ======== ============== ========

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company acquired The Renaissance Group, Inc. in July 1994 in exchange for $3,750,000 in cash, 1,398,600 shares of PSI common stock with a market value of $3,375,000 and options to acquire 101,400 shares of PSI common stock for $.01 per share, which collectively is a purchase price of $7,125,000. Additionally, during the year ended August 31, 1995, PSI paid state and federal income taxes of $138,547 relating to the operation of TRG for the period from January 1, 1994, through July 24, 1994. TRG provides enhanced services for network based platforms and applications. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $638,000) and the liabilities assumed ($363,817) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets of TRG by approximately $6,900,000 which was assigned to goodwill. The operating results of TRG for the period from July 25, 1994 to August 31, 1994 are included in the Company's consolidated results of operations for year ended August 31, 1994.

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

     The purchase price allocation among the assets acquired and liabilities assumed in the acquisition of Vicorp are as follows:


Cash......................................................... $     4,403,000
Accounts receivable..........................................      10,766,000
Other current assets.........................................         846,000
                                                              ---------------
   Total current assets......................................      16,015,000
                                                              ---------------
Accounts payable.............................................      (5,367,000)
Accrued expenses.............................................      (6,514,000)
Other current liabilities....................................      (5,240,000)
                                                              ----------------
   Total current liabilities.................................     (17,121,000)
                                                              ----------------
   Net current liabilities...................................      (1,106,000)
Long-term assets.............................................       5,386,000
Long-term liabilities........................................      (3,749,000)
Developed technology value...................................       3,090,000
Assembled work force value...................................         890,000
Purchased research and development...........................      19,500,000
Goodwill.....................................................       8,423,985
                                                              ---------------
   Total purchase price...................................... $    32,434,985
                                                              ===============

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired BFD in October 1996 cash and approximately 272,000 shares of newly-issued Common Stock for a total purchase price of approximately $3,400,000 in exchange for all of the capital stock of BFD. The acquisition will be accounted for using the purchase method of accounting. This purchase price of $3,394,749 was comprised of $1,500,000 in cash, Company common stock valued at $1,655,833, and other direct acquisition costs totaling $238,916.

     The purchase price allocation among the assets acquired and liabilities assumed in the acquisition of BFD are as follows:


Current assets............................................... $       697,000
Current liabilities..........................................      (1,392,000)
                                                              ----------------
Net current liabilities......................................        (695,000)
Long-term assets.............................................         832,000
Long-term liabilities........................................        (337,000)
Goodwill.....................................................       3,594,749
                                                              ---------------
   Total purchase price...................................... $     3,394,749
                                                              ===============

17.      OTHER MATTERS

     Effective August 31, 1996, John Hindman, Chief Operating Officer, Mike Felix, Vice President of Marketing, and Alan Donahue, Vice President of Sales, resigned or were terminated from the Company.

     The Company entered into a settlement agreement with Mr. Hindman, the terms of which provided for severance pay of $50,000 and a six-month consulting agreement for approximately $87,000. A consulting agreement was also entered into with Mr. Felix for three months for $37,500. Additionally, the Company automatically fully vested certain restricted stock originally granted to Mr. Hindman and Mr. Felix (See Note 10).

     On October 25, 1996, Russell I. Pillar resigned as the Company's President and Chief Executive Officer. On December 10, 1996, Mr. Pillar resigned from the Company's Board of Directors. The Company entered into a settlement agreement with Mr. Pillar, the terms of which provide for severance pay of $230,000 and a six-month consulting agreement for approximately $115,000. Additionally, the Company fully vested certain restricted stock originally granted to Mr. Pillar (see Note 10).

     John D. Loewenberg did not stand for reelection as Chairman of the Board of the Company. Richard T. Liebhaber was elected as the Company's new Chairman of the Board of the Company as of June 1996. During February 1997, Mr. Liebhaber resigned as Chairman of the Board and was replaced by Willem Huisman.

18.      LEGAL PROCEEDINGS

     The Company is subject to certain legal proceedings in the ordinary course of business. The discussion below summarizes the most material of such proceedings. In the opinion of management, these and other legal proceedings will not have a material adverse effect on the operations or the financial condition of the Company.

     Rachael Lefkovits v. Hector Acalde, Bert Kolde, Kwang-I Yu, Willem Huisman, Ian Dalziel, Francis R. Santangelo, and Precision Systems, Inc. On March 11, 1998, a class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County, alleging breach of fiduciary duty by the Directors of Precision Systems, Inc. in regard to the Exchange Transaction proposed by Speer Communication Limited Partnership and Speer Virtual Media Limited Partnership. The Complaint alleges, in part, that because the majority shareholders of the Company (RMS, Alta, and Vulcan) will benefit from the proposed transaction, and that because the proposal indicates that Directors will be assured of continuation in office, that the Directors cannot, therefore, fairly and independently act upon the proposal in the best interests of all public shareholders. The Complaint seeks preliminary and permanent injunctive relief, as well as compensatory damages. The Company believes these claims to be without merit and will vigorously defend.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     InterVoice, Inc. v. Precision Systems, Inc. and Vicorp Interactive Systems, Inc. On April 11, 1996 InterVoice, Inc. ("INTV") filed suit against the Company in the Federal District Court for the Northern District of Texas (Dallas) alleging infringement of various U.S. Patents owned by INTV and false advertising. The parties settled this lawsuit on December 1, 1997. Under the terms of the settlement, all counts were dismissed with prejudice, and the Company is licensed to sell systems that practice the InterVoice patents. The patents relate to the implementation of applications and services in the Intelligent Network architecture that are capable of providing dual Intelligent Peripheral and Service Node functionality. The InterVoice patents covered by the license are U.S. Patents 5,469,500; 5,644,631; and 5,572,581. The settlement has no material adverse financial impact on the Company.

     Daniel Schultz v. Precision Systems, Inc. et al. On December 13, 1996, following the dismissal of his federal court action alleging similar claims, Daniel Schultz, a holder of Vicorp shares and options, filed a three-count complaint against the Company; Russell I. Pillar; John Loewenberg; Alta; Didier Primat; Primwest Holding, N.V.; and Ian Dalziel, in a civil action in the Circuit Court of the Sixth Judicial Circuit In and For Pinellas County, Florida. The complaint was later amended to allege seven counts. In Counts One and Two, the plaintiff alleges that the Company and Messrs. Pillar and Loewenberg fraudulently induced him to assist the Company in its acquisition of Vicorp by representing to him that he would receive an executive position with Vicorp if the acquisition was successful. In Counts Three through Six, the plaintiff alleges that all the defendants intentionally interfered with his prospective economic advantage and contractual relationships, and conspired to do so, by impairing his ability to exercise his Vicorp options and his ability to convert his Vicorp shares into shares of the stock of the Company. In Count Seven, plaintiff alleges that the Company and Messrs. Pillar and Loewenberg breached an oral contract to employ the plaintiff in an executive position. The case is in discovery. The Company has defenses and will vigorously defend.

     Daniel Gilbert Schultz v. Vicorp et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles ("Court"), on March 29, 1996. The plaintiff filed a petition denominated a "complaint in summary process" against Vicorp and Alta. The Company is not a party to this proceeding. In this action, the plaintiff alleged that Vicorp had denied him access to the books and records of Vicorp, and that Alta (as the then controlling shareholder in Vicorp) had both refused to provide him access to Vicorp's records and refused to give him information on Alta's negotiations with third parties for the sale of its shares of Vicorp stock. The plaintiff further alleged that these actions impaired his ability to exercise certain put and call options that he held with respect to certain shares of the stock of Vicorp. The plaintiff sought various court orders requiring Alta and Vicorp to provide certain financial data to him, to record in the Vicorp share register the option he held, and to accept and pay for certain of the Plaintiff's shares that were the subject of a put option. The plaintiff also sought an order prohibiting Alta from reducing its ownership interest in Vicorp. On May 17, 1996, the Court dismissed all of the plaintiff's claims. The plaintiff appealed to the Court of Appeals of the Netherlands Antilles and Aruba on June 3, 1996, and this appeal was dismissed on September 23, 1997.

     Daniel Gilbert Schultz v. Alta Investissements, S.A. et al. This action was initiated in the Court of First Instance, Curacao, Netherlands Antilles on April 23, 1996. The plaintiff filed a petition denominated a petition "on an abbreviated term" against Alta, the Company, and Vicorp. In his petition, the plaintiff sought a court order nullifying both the transfer by Alta to the Company of Alta's shares of Vicorp stock and the transfer by the Company to Alta of certain shares of the Company's stock, both of which transfers were carried out pursuant to the Share Exchange Agreement between the Company and Alta dated April 13, 1996. The plaintiff alleged that insufficient notice was given to him of a Vicorp shareholders' meeting at which a resolution approving the share exchange was adopted, and that consequently the defendants breached a duty of good faith towards him. The plaintiff seeks court orders annulling the two share transfers, and prohibiting Vicorp from acting on any instructions received from the Company. The Court has ruled in favor of the defendants and dismissed all the plaintiff's claims. The plaintiff's time to appeal has expired without an appeal being taken.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Daniel Gilbert Schultz v. Vicorp France S. A. et al. This action was initiated in the French Labor Court (the "Conseil de Prud'hommes") on March 7, 1996. The plaintiff filed claims against both Vicorp France S.A. and Vicorp Asia Holding arising out of his employment relationships with companies in the Vicorp Group. The Company is not a party to this proceeding. The Plaintiff has alleged that the two defendants are liable to him, under provisions of French law, for damages for dismissal without real and serious cause, for damages for abusive indemnity, for dismissal indemnities, and for a paid vacation indemnity. The French Labor Court dismissed the plaintiff's claims, and the plaintiff has appealed. Under the terms of the Share Exchange Agreement between the Company and Alta, Alta has agreed to indemnify the Company and Vicorp against any damages or liability imposed against Vicorp in connection with this action.

     Claim of Robert Maube. On March 13, 1997, Mr. Maube, a former employee of Vicorp N.V., initiated an action in the Labour Court of Brussels, Belgium, against the Belgian, Dutch and Swiss subsidiaries of Vicorp N.V. In the action, Mr. Maube is seeking 34,166,134 Belgian Francs (approximately $979,900) in connection with the termination of his employment. Such amount includes claims for gross payments as indemnity in lieu of notice, holiday payments, year-end premium payments, damages for an alleged abusive dismissal, additional compensation and a prorated bonus. Mr. Maube has requested the Court to set a briefing and oral argument schedule, but no such schedule has yet been established. The Company has defenses and will defend vigorously.


19.      SUBSEQUENT EVENT

     In March 1998, the Company received a proposal from Speer Communication Limited Partnership and Speer Virtual Media Limited Partnership, privately-held entities controlled by Roy M. Speer, to acquire a controlling interest in the Company. Mr. Speer controls RMS Limited Partnership, an entity that is one of the Company's major stockholders.

     The proposal contemplates an exchange transaction whereby Speer Communication Limited Partnership and Speer Virtual Media Limited Partnership will contribute to the Company cash and certain other business assets in return for shares of common stock of the Company. The proposal also contemplates that all debt and preferred stock of the Company held by its major stockholders will be converted into common stock at the rate of $1.00 per share. As a condition of the proposal, Mr. Speer would ultimately control at least 80 percent of the outstanding stock of the Company.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's Board of Directors has appointed a Special Committee of the Board of Directors to evaluate the transaction proposed by Mr. Speer and any other proposals that may be received by the Company. The Special Committee has retained an investment banker to assist the Company in evaluating this proposal and in considering alternatives for the Company.

     On March 11, 1998, a class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County, alleging breach of fiduciary duty by the Directors of Precision Systems, Inc. in regard to the Exchange Transaction proposed by Speer Communication Limited Partnership and Speer Virtual Media Limited Partnership. The Complaint alleges, in part, that because the majority shareholders of the Company (RMS, Alta, and Vulcan) will benefit from the proposed transaction, and that because the proposal indicates that Directors will be assured of continuation in office, that the Directors cannot, therefore, fairly and independently act upon the proposal in the best interests of all public shareholders. The Complaint seeks preliminary and permanent injunctive relief, as well as compensatory damages. The Company believes these claims to be without merit and will vigorously defend.

20. GOING CONCERN

    As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has experienced cash flow problems. These factors raise substantial doubt about the Company's ability to operate as a going concern.

    Management has already taken steps regarding the improvement of its cash flow and cash position, including:

     Retained an investment banking firm to assist in the development and evaluation of future strategic initiatives, including potential financing opportunities.

     Analyzing opportunities to sell certain non-core assets, including real estate; and

     Implemented a restructuring plan to reduce operating expenses.

    However, there is no assurance that the Company will be able to obtain additional financing on acceptable terms and conditions or that its existing working capital will be sufficient to fund its operating and investing activities for 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                                     PART III

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On October 31, 1997, the Company filed a report on Form 8-K announcing that on October 29, 1997, the Company had retained the services of Coopers and Lybrand L.L.P. to serve as its auditors for the fiscal year ending December 31, 1997, and dismissed the accounting firm of Deloitte & Touche L.L.P., who was engaged as the Company's principal auditors since the Company became publicly traded in 1992.

Item 10 -- Directors and Executive Officers of the Registrant

     Reference is made to the Company's 1998 Proxy Statement.

Item 11 -- Executive Compensation

     Reference is made to the Company's 1998 Proxy Statement.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the Company's 1998 Proxy Statement.

Item 13 -- Certain Relationships and Related Transactions

     Reference is made to the Company's 1998 Proxy Statement.

                                                      PART IV

Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)   List of Documents filed as part of this Report

       (1) Financial statements
           Report of Independent Accountants -- Coopers & Lybrand L.L.P.
           Report of Independent Accountants -- Deloitte & Touche L.L.P.
           Report of Independent Accountants -- Coopers & Lybrand N.V. Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996
           Consolidated Statements of Operations for the year ended
           December 31, 1997, for the four months ended December 31, 1996, and for the years ended August 31, 1996 and 1995
           Consolidated Statements of Stockholders' Equity for the year ended
              December 31, 1997, for the four months ended December 31, 1996, and for the years ended August 31, 1996 and 1995
           Consolidated Statements of Cash Flows for the year ended December 31,
              1997, for the four months ended December 31, 1996, and for the years ended August 31, 1996 and 1995
           Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedule


 Schedule                                                                Page
  Number                                                                Number
  ------                                                                ------
    II       Valuation and Qualifying Accounts.........................   S-1

     The report of the Company's independent auditors with respect to the above listed financial statement schedule appears on page 55 hereof.

     All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

       (3)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)


Exhibit
Number
------
2.0 --   Merger Agreement and Plan of Reorganization between the Registrant and The Renaissance Group filed in Exhibit 99.1 to the Company's Form 8-K, as amended, is incorporated herein by reference
2.1 -- Share Exchange Agreement between the Registrant and Alta Investissements S.A. filed in Exhibit 99.1 to the Company's Form 8-K, as amended, is incorporated herein by reference
3.1 --   Restated Certificate of Incorporation of the Registrant filed as
         Exhibit 3.1 to the Company's Registration Statement on Form 10, as amended, is incorporated herein by reference
3.2 --   Restated bylaws of the Registrant filed as Exhibit 3.2 to the
         Company's Registration Statement on Form 10, as amended, is incorporated herein by reference
16  --   Letter to Securities and Exchange Commission from Deloitte &
         Touche L.L.P. filed in Exhibit 16.1 to the Company's Form 8-K is incorporated herein by reference
21  --   Subsidiaries of the Registrant
22  --   Proxy Statement of the Registrant dated April 15, 1997, is incorporated herein by reference
27  --   Financial Data Schedule (for SEC use only)

     (b)   Reports on Form 8-K

              On October 31, 1997, the Company filed a report on Form 8-K announcing the Company's issuance of promissory notes and warrants to purchase 825,000 shares of common stock to RMS Limited Partnership, Vulcan Ventures, Inc., and Mr. Didier Primat for aggregate consideration of $6,000,000 on September 30, 1997.

              On October 31, 1997, the Company filed a report on Form 8-K announcing that on October 29, 1997, the Company had retained the services of Coopers and Lybrand L.L.P. to serve as its auditors for the fiscal year ending December 31, 1997, and dismissed the accounting firm of Deloitte & Touche L.L.P., who was engaged as the Company's principal auditors since the Company became publicly traded in 1992.

                                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                  PRECISION SYSTEMS, INC.


                                                   By:  /s/ KENNETH M. CLINEBELL
                                                        ------------------------
                                                        Kenneth M. Clinebell
                                                        Chief Financial Officer

April 15, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1998.


          Signature                                      Title
          ---------                                      -----


     /s/ WILLEM HUISMAN                       Chairman of the Board and Director
     ------------------
       Willem Huisman

   /s/ GREGORY L. BALTZER                     Chief Operating Officer
   ----------------------
     Gregory L. Baltzer                       (Principal Executive Officer)

  /s/ KENNETH M. CLINEBELL                    Chief Financial Officer
  ------------------------
    Kenneth M. Clinebell                      (Principal Financial Officer)

    /s/ CARLA K. NEWSOME                      Controller
    --------------------
      Carla K. Newsome                        (Principal Accounting Officer)

      /s/ HECTOR ALCADE                       Director
      -----------------
        Hector Alcade

       /s/ BERT KOLDE                         Director
       --------------
         Bert Kolde

       /s/ IAN DALZIEL                        Director
       ---------------
         Ian Dalziel

   /s/ FRANCIS SANTANGELO                     Director
   ----------------------
     Francis Santangelo

REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Precision Systems, Inc.

Our report on the consolidated financial statements of Precision Systems, Inc. and subsidiaries is included on page 27 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule as of December 31, 1997 and for the year then ended listed in the index on page 51 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                             COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 19, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Precision Systems, Inc.

We have audited the consolidated financial statements of Precision Systems, Inc. and subsidiaries (the "Company") as of December 31, 1996, and for the four months ended December 31, 1996, and for each of the two years in the period ended August 31, 1996, and have issued our report thereon dated March 27, 1997; such consolidated financial statements are included herein. Our audits also included the consolidated financial statement schedule of the Company as of December 31, 1996, listed in Item 14, and for the four months ended December 31, 1996, and for each of the two years in the period ended August 31, 1996. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the consolidated financial statements of Vicorp N.V. (a consolidated subsidiary), which statements reflect total assets constituting 33 percent of consolidated total assets as of December 31, 1996, and total revenues constituting 80 percent and 42 percent, respectively, of consolidated total revenues for the four months ended December 31, 1996 and for the year ended August 31, 1996. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vicorp N.V., is based solely on the report of such other auditors. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche L.L.P.


Tampa, Florida
March 27, 1997

                                     PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                         VALUATION AND QUALIFYING ACCOUNTS

                                                    SCHEDULE II



                                                             Charged
                                             Balance at        to         Charged                            Balance
                                              Beginning     Costs and    to Other                           at End of
                                              of Period     Expenses     Accounts        Deductions          Period
                                           -------------  ------------ ----------   ------------------   -------------

Allowance for Doubtful Accounts
   Year ended December 31, 1997........... $   1,532,134  $    926,689 $     -      $   (1,219,626) (1)  $   1,239,197
   Four months ended
      December 31, 1996...................     1,253,347       278,787       -               -               1,532,134
   Year ended August 31, 1996.............       153,561     1,196,412       -             (96,626) (1)      1,253,347
   Year ended August 31, 1995.............        37,335       116,226       -               -                 153,561
Obsolescence Reserve
   Year ended December 31, 1997........... $       -      $      -     $     -      $        -           $       -
   Four months ended
      December 31, 1996...................         -             -           -               -                   -
   Year ended August 31, 1996.............         -             -           -               -                   -
   Year ended August 31, 1995.............       885,002         -           -            (885,002) (2)          -

---------------
(1) Represents write-off of uncollectible accounts
(2) Represents write-off of obsolete inventory