Form 10-K/A
period 1997-12-31
PRECISION SYSTEMS INC
filed 1998-04-30
CIK 886074

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A

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

PART III
     Item 9       Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosures........................................................................51
     Item 10      Directors and Executive Officers of the Registrant............................................51
     Item 11      Executive Compensation........................................................................52
     Item 12      Security Ownership of Certain Beneficial Owners and Management................................60
     Item 13      Certain Relationships and Related Transactions................................................63

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................64

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

     The Company's common stock trades on the Nasdaq Stock Market's SmallCap Market(sm) under the symbol "PSYS" and trades on the Boston Stock Exchange under the symbol "PNS." "The Nasdaq Stock Market's SmallCap Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Company's closing trading price was $1.438 on March 12, 1998. The total number of shareholders of record as of December 31, 1997, was approximately 5,500.

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

Financial Position, Liquidity, and Capital Resources

     At December 31, 1997, the Company had net working capital of $3,591,655 compared to $388,785 at December 31, 1996. The increase in net working capital is primarily due to the net equity and debt funding of $4,400,000 and $5,974,130, respectively, that was received from shareholders during the second and third quarters of 1997, respectively. The Company expects that with the acquisition of Vicorp and BFD, as described below, its working capital requirements will increase significantly over prior periods. In addition, the Company expects that in 1998, as in 1997, the Company will require additional external sources of capital to fund its operations, including working capital needs. The Company's Board of Directors formed a special committee for the purpose of analyzing additional external sources of capital that may be available to the Company and that can be accessed during 1998. The Company has already taken steps regarding the improvement of its cash flow and cash position, including:

     o Retained an investment banking firm to assist in the development and evaluation of future strategic initiatives, including potential financing opportunities;

     o Analyzing opportunities to sell certain non-core assets, including real estate; and

     o   Implemented a restructuring plan to reduce operating expenses.

     In April 1998, Precision Systems, Inc. announced that its Board of Directors approved and the Company entered into a definitive agreement ("agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction is valued at approximately $100 million, and is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions.

     Under terms of the agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer WorldWide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) will contribute to Precision Systems $15 million in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee and Washington, D.C. in exchange for approximately 105 million shares of Precision Systems' common stock.

     The agreement further contemplates that all debt and preferred stock of the Company held by its major stockholders will be converted into common stock at the rate of $1.00 per share. The agreement provides for a $3 million line of credit to be made available by Speer upon signing of the agreement for operating capital requirements. After the transaction, Mr. Speer will control over eighty percent (80%) of the outstanding stock of Precision Systems. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of Precision Systems' major stockholders. RMS L.P. will also contribute certain real estate in Nashville as part of the transaction.

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

Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report dated February 19, 1998, except for the information in Note 19, for which the date is March 11, 1998, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 19, has executed a Definitive Agreement (Agreement) with the Speer entities (as defined in Note 19). Concurrent with the Agreement, the Speer entities provided a $3,000,000 line of credit. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                              COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 19, 1998, except for the information in Note 19, for which the date is April 22, 1998

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


19.      SUBSEQUENT EVENT

     In April 1998, Precision Systems, Inc. announced that its Board of Directors approved and the Company entered into a definitive agreement ("Agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction is valued at approximately $100 million, and is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions.

     Under terms of the Agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer WorldWide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) will contribute to Precision Systems $15 million in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee and Washington, D.C. in exchange for approximately 105 million shares of Precision Systems' common stock.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Agreement further contemplates that all debt and preferred stock of the Company held by its major stockholders will be converted into common stock at the rate of $1.00 per share. The agreement provides for a $3 million line of credit to be made available by Speer upon signing of the Agreement for operating capital requirements. After the transaction, Mr. Speer will control over eighty percent (80%) of the outstanding stock of Precision Systems. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of Precision Systems' major stockholders. RMS L.P. will also contribute certain real estate in Nashville as part of the transaction.

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

Item 10 - Directors and Executive Officers of the Registrant

Information Regarding Directors

         Willem Huisman, 63, was appointed to the Company's Board of Directors in January 1997 and appointed Chairman of the Board in February 1997. He became President and Chief Executive Officer ("CEO") of the Company during October 1996 and has been with the Company since April 1996. Prior to joining the Company, Mr. Huisman held key positions at several large corporations. Most recently, he was Chairman of the Board of Management at RAET N.V., a Dutch corporation specializing in automation and software. Other previous positions include Chairman and CEO at Philips Communications Systems Division; Chairman and CEO at Philips Defense and Control Systems Division, Executive Vice President at AT&T Philips Joint Venture; and Managing Director of Telecommunications Cables at NFK Cable.

         Hector Alcalde, 64, joined the Company as a member of the Board of Directors in January 1994. In 1973, Mr. Alcalde founded the firm Alcalde & Fay, a government and public affairs consulting firm in Washington, D.C., and serves as its President and Chief Executive Officer. He has provided consulting services to numerous local governments and national and international organizations and has served on several public and corporate boards.

         Bert Kolde, 44, was appointed to the Company's Board of Directors in June 1995. Mr. Kolde also serves as Vice Chairman of the Portland Trail Blazers and Seattle Seahawks, Oregon Arena Corp., First and Goal Corp., and as President of the Paul G. Allen Virtual Education Foundation and the Paul G. Allen Forest Protection Foundation. Mr. Kolde also serves as Chairman of Asymetrix Learning Systems, Inc., a company he helped found with Paul Allen in 1985, and is Vice President and Director of Vulcan Ventures, Inc. Mr. Kolde is also a Director of MetaCreations Corp. and Software.net Corp.

         Ian M. Dalziel, 50, was appointed to the Company's Board of Directors in June 1996. Since 1992, Mr. Dalziel has served as Chairman of the Board of C.S.I., Inc. In addition, since 1989, Mr. Dalziel has served as a Director of Lepercq-Amcur Fund N.V. and as Chairman at Continental Assets Trust PLC. He was a member of the European Parliament from 1979 to 1984.

         Francis R. Santangelo, 65, was appointed to the Company's Board of Directors in January, 1997. Mr. Santangelo is an independent legal and financial consultant with over 30 years experience in the financial community. From 1959 to 1988, Mr. Santangelo was a principal in Francis R. Santangelo & Co., a specialist firm on the American Stock Exchange and is also a former member of the Board of Directors of the American Stock Exchange. Mr. Santangelo also served on the Company's Board from August 24, 1991 to July 8, 1993 and has been a consultant to the Company from February 1, 1996 to January 31, 1998.

Executive Officers

         The following is a list of the current executive officers of the Company who do not serve on the Board of Directors:

         Gregory L. Baltzer, 32, joined the Company in November 1995 and currently serves as the Chief Operating Officer. Prior to joining the Company, Mr. Baltzer spent eight years with Brite Voice Systems where the last position he held was Vice President and General Manager.

         Kenneth M. Clinebell, 36, joined the Company in January 1994 and currently serves, since October 1997, as the Chief Financial Officer, Treasurer and Corporate Secretary. From January 1994 to October 1997, Mr. Clinebell was the Company's Vice President of Finance and Controller. Prior to joining the Company, Mr. Clinebell spent five years at Kimmins Environmental Service Corp. of Tampa, where he held the position of Controller. Prior to Kimmins, Mr. Clinebell was with Laventhol & Horwath, CPAs, for five years, where he held the position of Manager in the firm's audit and accounting division.

Item 11 - Executive Compensation

         The following table provides information on the compensation received by the Chief Executive Officer ("CEO") and the other highly compensated executive officers (the "Executive Officers") for the fiscal year ended December 31, 1997, the four-month transitional period ended December 31, 1996, and the fiscal years ended August 31, 1996 and 1995.

                                                Summary Compensation Table
                                                                                        Long-Term
                                                  Annual Compensation              Compensation Awards
                                                  -------------------              -------------------
                                                                    Other
                                                                   Annual                                   All Other
                                                                   Compen-       Restricted                  Compen-
                               Fiscal      Salary      Bonus       sation        Stock Award(8)  Options/    sation
Name & Principal Position     Year (1)        $           $          $                 $           SARs         $
-------------------------     --------     ------      -----       -------       -------------   --------   ---------
Willem Huisman (2)              1997         $206,879    $35,000      --         $100,000(4)       300,000(9)   --
  President and Chief           1996 (1)     $ 66,667    $35,000      --               --          125,000      --
  Executive Officer             1996         $ 83,335         --      --               --          100,000      --

Gregory L. Baltzer (6)          1997         $156,057         --      --         $ 50,000(4)       140,000(10)  --
  Chief Operating Officer       1996 (1)     $ 42,212    $40,000      --               --             --        --
                                1996         $ 70,654    $10,000    $6,481(7)    $ 13,961(3)        90,000      --

Kenneth M. Clinebell            1997         $112,423    $10,000      --         $ 27,500(4)        15,000      --
  Chief Financial Officer,      1996 (1)     $ 38,797    $10,000      --               --             --        --
  Secretary & Treasurer         1996         $ 88,881    $25,000      --         $ 11,423(3)          --        --
                                1995         $ 82,269    $10,009      --               --           15,000      --

Steven H. Grant (5)             1997         $106,730         --      --               --             --        --
  Former Chief Financial        1996(1)      $ 39,663    $ 5,000      --               --             --        --
  Officer, Secretary &          1996         $  8,173         --      --          $15,865(3)       100,000      --
  Treasurer

(1) In September 1996, the Board of Directors voted to change the Company's fiscal year from a year ending August 31 to a calendar year. For the purposes of the Summary Compensation Table, "1997" refers to the fiscal year ended December 31, 1997, "1996(1)" refers to the four months ended December 31, 1996, and "1996" and "1995" refer to the fiscal years ended August 31, 1996 and August 31, 1995, respectively.

(2) Mr. Huisman commenced employment with the Company in April 1996. As a result, no information regarding compensation prior to such date is provided herein.

(3) Restricted stock granted in exchange for 15% of gross salary; vested 100% August, 1997.

(4) Restricted stock awarded as Executive Compensation; total shares granted were 44,375 (25,000 for Mr. Huisman, 12,500 for Mr. Baltzer, and 6,875 for Mr. Clinebell), of which 50% vested on February 28, 1998 and 50% vests on February 28, 1999.

(5) Mr. Grant commenced employment with the Company in July 1996 and as a result, no information regarding compensation prior to such date is provided herein. Mr. Grant resigned from the Company in September 1997.

(6) Mr. Baltzer commenced employment with the Company in November, 1995. As a result, no information regarding compensation prior to such date is provided herein.

(7)  Represents relocation expense reimbursement.

(8) As of December 31, 1997, Mr. Huisman held 25,000 shares of the Company's restricted stock with a fair market value of $50,781; Mr. Baltzer held 14,780 shares of the Company's restricted stock with a fair market value of $30,022; and Mr. Clinebell held 8,740 shares of the Company's restricted stock with a fair market value of $17,753.

(9) Includes 225,000 options to purchase the Company's common stock that were repriced during fiscal 1997. See "Repricing of Options/SARs." Of the 225,000 repriced options, 100,000 shares were originally granted on March 19, 1996 at an exercise price of $7.50 per share, 25,000 shares were originally granted on September 30, 1996 at an exercise price of $7.75, and 100,000 were originally granted on November 22, 1996 at an exercise price of $5.50 per share.

(10) Includes 80,000 options to purchase the Company's common stock that were repriced during fiscal 1997. See "Repricing of Options/SARs." Of the 80,000 repriced options, 50,000 shares were originally granted on November 14, 1995 at an exercise price of $7.50 per share and 30,000 shares were originally granted on September 30, 1996 at an exercise price of $7.75 per share.

         The following table summarizes stock options granted to the Executive Officers in fiscal 1997. The amount shown as potentially realizable values of these options are based on assumed annual rates of appreciation in the price of the Company's Common Stock of 5 and 10 percent over the terms of the options and are not intended to forecast future appreciation of the Company's stock price:

                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                   Percent of                                Potential Realizable
                                                                 Total Options                                 Value at Assumed
                                                                   Granted to                                 Annual Rates of Stock
                                          Fiscal    Options       Employees in    Exercise or   Expiration   Price Appreciation for
Name and Principal Position                Year     Granted (1)    Fiscal Year    Base Price(3)    Date          Option Term (4)
---------------------------               ------    ----------     -----------    -----------      ----          -----------
                                                                                                            5 Percent    10 Percent
                                                                                                            ---------    ----------
Willem Huisman...........................   1997   225,000 (2)       17.112%        $3.25        9/5/09     $459,875    $ 1,165,422
   President and Chief Executive Officer    1997    75,000            5.704%        $3.25        9/5/09     $153,293    $   388,474

Gregory L. Baltzer.......................   1997    80,000 (2)        6.084%        $3.25        9/5/11     $163,511    $   414,372
  Chief Operating Officer                   1997    60,000            4.563%        $3.25        9/5/11     $122,633    $   310,779

Kenneth M. Clinebell.....................   1997    15,000            1.140%        $3.25        9/5/11     $ 30,658    $    77,694
  Chief Financial Officer, Secretary and
  Treasurer


 (1) Under the terms of the Employee Stock Option and Restricted Stock Plan, the Compensation and Benefits Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice such options.

 (2) On September 5, 1997, the Compensation Committee of the Board of Directors authorized the granting of options with an exercise price of $3.25, the closing price of the Company's stock on September 5, 1997, in exchange for the cancellation of existing options priced greater than $3.25 per share. Messrs. Huisman and Baltzer participated in this exchange. See "Repricing of Options/SARs."

 (3) Options were granted at an exercise price equal to the closing price of the Common Stock on the date prior to the date of grant.

 (4) Potential realizable value is based on fair market value of stock on grant date compounded annually at the rates shown in column heading, for option term, less total exercise price. These rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent an estimate or projection of future prices for the Company's Common Stock.

         The following table summarizes the net value realized on the exercise of options in fiscal 1997, and the value of outstanding options as of December 31, 1997 for the named Executive Officers:

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION VALUES



                              Shares                                                  Value of Unexercised
                             Acquired                  Number of Unexercised          In-the Money Options
                   Fiscal       On        Value      Options at Fiscal Year End      At Fiscal Year End (1)
      Name          Year     Exercise    Realized     Exercisable  Unexercisable    Exercisable  Unexercisable
      ----          ----     --------    --------     -----------  -------------    -----------  -------------
Willem Huisman     1997         --          $0      100,000          200,000           $0             $0

Gregory L.         1997         --          $0       38,000          112,000           $0             $0
Baltzer
Kenneth M.         1997         --          $0       32,700           23,000         $284             $0
Clinebell


(1) Difference between the fair market value of the underlying Common Stock and the exercise price, for in-the-money options, on December 31, 1997

Compensation of Directors

         The Company pays an annual fee of $10,000 ($2,500 per quarter) to each director not employed as an officer of the Company. It also pays each director not employed as an officer of the Company $1,000 for each meeting of the Board of Directors which he or she attends in person, or $500 for each telephonic meeting, plus reimbursement for all reasonable expenses incurred by such director in connection with his or her attendance at any meeting of the Board of Directors. Furthermore, the Company pays each member of a committee of the Board of Directors not employed by the Company as an officer $1,000 for each meeting of a committee of the Board of Directors which he or she attends in person, or $500 for each telephonic meeting, plus reimbursement for any expenses incurred in connection with his or her attendance at any committee meeting.

         The outside directors of the Company also participate in the Stock Option Plan for Outside Directors (the "Plan"). Under the Plan, options to purchase up to 500,000 shares of Common Stock may be granted to directors who are not employees of the company. The Plan provides that each director who is not a full-time employee of the Company shall automatically be granted an Initial Option to purchase 25,000 shares of Common Stock on the day the director is first elected to the Board. In addition, 25,000 Tenure Options (as defined in the Plan) are automatically granted, in addition to the Initial Option, on the date of each director's first anniversary of his or her initial election to the Board of Directors. The Chairman of the Board, provided he or she is not also an employee, shall automatically be granted, in addition to the Initial Option and the Tenure Option, an option to purchase 50,000 shares of Common Stock of the Company (the "COB Option"). The exercise price for options issued under the Plan is to be equal to the fair market value of Common Stock on the date prior to the date of grant.

         During the fiscal year ended December 31, 1997, Francis R. Santangelo was granted 25,000 Initial Options at $4.6875 per share and Ian M. Dalziel was granted 25,000 Tenure Options at $3.25 per share, in each case the fair market values of the stock on the date of grant.

         Initial Options granted under the Plan are subject to the terms of a stock option agreement, vest and become exercisable equally over three years beginning on the date of grant. The Tenure Options and COB Options vest equally over five years beginning on the date of grant. All options expire five years from the date of grant. Options granted under the Plan expire 90 days after the resignation of a director from the Board of Directors. The number of shares issuable under the Plan and the exercise price for options granted under the Plan are subject to adjustment as the result of stock splits, stock dividends, recapitalizations or mergers or other similar changes affecting the number of outstanding shares of Common Stock. No options may be granted under the Plan after the tenth anniversary of its adoption.

Employment Contracts

         In December 1997, the Compensation Committee of the Company's Board of Directors approved key executive severance agreements with Mr. Huisman, Mr. Baltzer, and Mr. Clinebell. The primary terms of the key executive severance agreement includes a lump sum payment of one year's base salary in the event of termination of the executive officer within one year following a change in control, other than for cause. The executive officer will also be entitled to an extension of time to exercise the stock options to one year from the termination date. Additionally, the key executive severance agreement includes, for non-change in control terminations, a biweekly payment of base salary for six months following the date of termination.

Repricing of Options/SARs

         The following table summarizes the repriced stock options granted to the named Executive Officers in Fiscal 1997:


                                              TEN-YEAR OPTION/SAR REPRICINGS


                                       Number of                                                     Length of
                                       Securities      Market Price       Exercise                   Original
                                       Underlying       of Stock at    Price at Time                Option Term
                                      Options/SARs        Time of       of Repricing   New         Remaining at
                                      Repriced or      Repricing or     or Amendment   Exercise       Date of
                                      Amended (1)        Amendment          (2)        Price (3)   Repricing or
          Name              Date          (#)               ($)             ($)           ($)        Amendment
          ----              ----      ------------     ------------     ------------   ---------   ------------
Willem Huisman             9/5/97       125,000            $3.25           $7.75         $3.25       9 years
  President and Chief      9/5/97       100,000            $3.25           $5.50         $3.25       9 years
  Executive Officer

Gregory L. Baltzer         9/5/97        30,000            $3.25           $7.75         $3.25       8 years
  Chief Operating          9/5/97        50,000            $3.25           $7.50         $3.25       7 years
  Officer

(1) On September 5, 1997, the Compensation Committee of the Board of Directors authorized the grant of options with an exercise price of $3.25, the closing price of the Company's stock on September 5, 1997, in exchange for the cancellation of existing options priced greater than $3.25 per share. The options were repriced to provide employees with an incentive for long-term tenure with the Company and to maintain a competitive position in the market place.

(2) Represents the original exercise price of the cancelled option.

(3) Represents the current exercise price of the replacement option.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1997, the Compensation Committee for the Company was comprised of Kwang-I Yu (serving as Chairman of the Committee), Hector Alcalde and Ian Dalziel. In February 1998, Kwang-I Yu resigned from the Board of Directors and the Compensation Committee. Additionally, in February 1998, Ian Dalziel was appointed to the position of Chairman of the Compensation and Benefits Committee and Bert Kolde was appointed to the Compensation and Benefits Committee.


                       COMPENSATION AND BENEFITS COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

         The Compensation and Benefits Committee of the Board of Directors (the "Committee") is responsible for reviewing and approving the compensation arrangements for each of the Company's executive officers and the individual managers reporting directly to the CEO and for granting of options to purchase shares of Common Stock under the Company's Employee Stock Option and Restricted Stock Plan. The goal of the Committee is to maintain executive compensation programs and policies which enable the Company to attract and retain the services of highly qualified executives. Awards of incentive compensation in the form of discretionary cash bonuses and periodic grants of stock options and/or restricted stock grants are designed to reward and incent individual initiative and achievement.

Salary

         In 1992 the Company undertook to establish a salary program in connection with William M. Mercer, Inc., a compensation consulting firm. They reviewed the salary practices of various industry groups in the local Tampa/St. Petersburg market, the southeastern region, and nationally. In addition, in July 1995, the Committee updated such study with additional work by Pearl Meyer Associates, which explored industry comparables in depth. Based on these studies, the Company established a salary grade matrix which includes matrices for merit and promotional increases which were set at the median compensation amounts identified in the study. Salaries paid to Executive Officers are based upon the Committee's subjective assessment of the nature of the position, individual and corporate performance, individual experience and expertise, attainment of specific performance-related targets, and Company tenure of the executive. All salary recommendations of the individuals reporting directly to the CEO are presented by the CEO to the Committee which is responsible for approving or disapproving those recommendations.

Incentive Bonus

         Near the beginning of each fiscal year, the Board of Directors asks the CEO to submit to the Committee a strategic and tactical plan for the coming fiscal year. Following each fiscal year, the CEO develops individual bonus recommendations for executives based upon the CEO's evaluation of each executive's contribution to the Company. No specific formula is used; however, the CEO and the Committee review factors which may include achieving specific objectives developed by the executive and the CEO relating to achievement of budgeted goals of revenue, profitability, new product development, cost containment, new customer development, and other similar factors. Such factors are linked to specific performance related targets and given specific weight.

         In November 1996, the Committee adopted a bonus plan for 1997 linking targeted bonus amounts, determined as a percentage (ranging from 50% to 100%) of base salary, to the achievement of certain corporate objectives with a portion of each executive's targeted bonus allocable to achievement of the specific objectives. For the year ended December 31, 1997, these objectives included certain financial, tactical and strategic goals including targeted revenue growth, increased cash flow and net income, new product development and improved realization on marketing efforts. Due to the Company's failure to meet a number of financial goals, the Committee has not awarded executive officers with 1997 bonuses associated with those goals.

Stock Options and Restricted Stock

         The Committee is authorized to grant incentive and non-qualified stock options, as well as shares of restricted stock, to key employees of the Company, including executives. Such grants are intended to provide additional long-term incentive to key employees. No specific formula is used to determine grants made to any particular person (including executives); however, grants are based generally on factors such as the length of employment, promotion, contribution toward Company performance, and expected contribution toward meeting long-term strategic goals of the Company, together with a review of outstanding options or restricted stock grants. The Company has adopted guidelines regarding appropriate stock option grants for employees. Option grants typically vest over a five-year period and expire at the end of ten years. The number of stock option granted during the year ended December 31, 1997 to executive officers other than the Chief Executive Officer was based upon the recommendation of the Chief Executive Officer's subjective evaluation of the contribution of such officers to the Company during the fiscal year. The number of stock options granted during the year ended December 31, 1997 to the Chief Executive Officer was based on the recommendation of the Compensation Committee after consideration of the Chief Executive Officer's base salary and the Compensation Committee's subjective evaluation of the contribution of the Chief Executive Officer to the Company during the fiscal year.

         On September 5, 1997, the Compensation Committee of the Board of Directors authorized the grant of options with an exercise price of $3.25, the closing price of the Company's stock on September 5, 1997, in exchange for the cancellation of existing options priced greater than $3.25 per share. Such grant of options in exchange for the cancellation of existing options was, on a voluntary basis, offered to all employees of the Company who held options on September 5, 1997, including executive officers. During fiscal 1997, 654,800 options with original exercise prices ranging from $3.50 to $14.50 per share were voluntarily cancelled in exchange for the granting of 654,800 options priced at $3.25 per share. The newly granted options vesting schedules restarted from September 5, 1997. The options were repriced to provide employees with an incentive for long-term tenure with the Company and to maintain a competitive position in the market place.


Compensation of Chief Executive Officer

         Compensation of Willem Huisman (the "CEO") was determined based on negotiations by the CEO and the Compensation Committee and ratified by the Board of Directors. The Compensation Committee considered the compensation studies, among other factors, as a basis for determining the CEO's compensation package. The CEO is also eligible for the payment of a discretionary annual bonus for achieving revenue and other performance criteria. During 1997, the CEO was granted 300,000 options to purchase the Company's common stock at an exercise price of $3.25 per share. (See "Summary Compensation Table" and "Repricing of Options/SARs.") During 1997, the CEO was granted 25,000 shares of restricted stock vesting over two years.

Compliance with Internal Revenue Code Section 162(m)

         Section 162(m) of the Internal Revenue code, enacted in 1993, generally disallows tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee intends to consider the provisions of Section 162(m) in connection with the performance-based portion of the compensation of its executives (which currently consists of stock option grants, restricted stock grants, and annual bonuses described above); however, the Committee does not necessarily intend to structure compensation to its executives to avoid disallowance of any tax deductions in the future in light of the Company's current net operating losses and the necessity to meet all of the requirements imposed by Section 162(m) and the proposed regulations thereunder for compensation fully to be deductible for federal income tax purposes.

                              Members of the Compensation and Benefits Committee


                              Ian M. Dalziel, Chairman
                              Hector Alcalde
                              Bert Kolde


Stock Performance Graph

         The following graph compares the Company's cumulative stockholder return on its Common Stock since September 1, 1993, through December 31, 1997, with the return on the NASDAQ Market Index and the NASDAQ Computer Index. To date, no dividends have been paid with respect to the capital stock of the Company.

                 Precision Systems, Inc.        NASDAQ Market Index             NASDAQ Computer Index
                 ----------------------         -------------------             ---------------------

08/31/93             100.00                         100.00                            100.00
08/31/94              50.00                         100.00                            100.00
08/31/95             150.00                         150.00                            200.00
08/31/96             125.00                         150.00                            225.00
12/31/96             100.00                         175.00                            250.00
12/31/97              50.00                         225.00                            300.00

-------------------------------------------------------------------------------------------------------------
                                 8/31/93      8/31/94       8/31/95       8/31/96     12/31/96     12/31/97
-------------------------------------------------------------------------------------------------------------
Precision Systems, Inc.           100.00       56.98        132.56        113.95         93.02        37.79

-------------------------------------------------------------------------------------------------------------
NASDAQ Market Index               100.00      104.09        140.17        158.05        178.62       219.19

-------------------------------------------------------------------------------------------------------------
NASDAQ Computer Index             100.00      104.22        183.02        218.56        262.86       318.05
-------------------------------------------------------------------------------------------------------------

Assumes $100 invested at the close of trading on August 31, 1993.

The stock price performance information shall not be deemed incorporated by reference by any general statement incorporating this proxy into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under such acts.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

         The following table and accompanying footnotes set forth information concerning ownership of the Company's Common Stock as of April 23, 1998. The table also shows information concerning beneficial ownership by all directors and nominees, by each of the current executive officers named in the Summary Compensation Table (the "Summary Compensation Table"), and by all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of April 23, 1998 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:


                                                                        Number                    Percent
Name                                                                  of Shares (10)             of Class
----                                                                  ---------                  --------
Alta Investissments SA............................................     2,808,427                    15.7
    8 Boulevard Emmanuel Servais
    L2535 Luxembourg
Vulcan Ventures Incorporated (1)..................................     2,750,000                    15.3
    110-110th Avenue, N.E., Suite 530
    Bellevue, Washington 98004
RMS Limited Partnership (1) (2)...................................     2,415,945                    13.5
    50 West Liberty Street, Suite 650
    Reno, Nevada 89501
Willem Huisman (3)................................................       212,500                     1.2
Hector Alcalde (4)................................................        60,000                      *
Bert Kolde (5)....................................................        35,000                      *
Ian M. Dalziel (6)................................................        21,666                      *
Francis R. Santangelo (7).........................................       121,666                      *
Gregory L. Baltzer (8)............................................        46,530                      *
Kenneth M. Clinebell (9) .........................................        43,002                      *
                                                                      ----------                  ------
All officers and directors as a group (7 persons)  ...............       540,364                     3.0

*Represents less than 1 percent

The following table sets forth information relating to the beneficial ownership of the Company's Series A Preferred Stock:

Name and Address                                                    Number                  Percent
of Beneficial Owner                                               of Shares                 of Class
-------------------                                               ---------                 --------
RMS Limited Partnership (2)....................................   10,000                    100%
    50 West Liberty Street, Suite 650
    Reno, Nevada 89501

The following table sets forth information relating to the beneficial ownership of the Company's Series B Preferred Stock:

Name and Address                                                    Number                  Percent
of Beneficial Owner                                               of Shares                 of Class
-------------------                                               ---------                 --------
Primwest Holding N.V...........................................      1,500                   33.33
    7, Cours de Rive
    1204 Geneva, Switzerland
Vulcan Ventures Incorporated   ...............................       1,500                   33.33
    110-110th Avenue, N.E., Suite 530
    Bellevue, Washington 98004
RMS Limited Partnership    ....................................      1,500                   33.33
    50 West Liberty Street, Suite 650
    Reno, Nevada 89501


(1) Does not include Series B Preferred Stock (see table below). Further described in the section titled "Certain Relationships and Related Transactions" section.

(2) RMS Limited Partnership is a limited partnership organized under the laws of the State of Nevada, the managing general partner of which is Crystal Diamond, Inc. Roy M. Speer is the sole stockholder of Crystal Diamond, Inc. and the non-managing general partner of RMS Limited Partnership. Richard W. Baker, as trustee under an InterVivos Trust agreement dated January 1, 1967, with Roy M. Speer, is a limited partner of RMS Limited Partnership. All or any portion of Series A Preferred Stock may be converted at any time into shares of Common Stock at a conversion price of $4.76 per share. The shares of Series A Preferred Stock may be converted into 1,218,487 shares of Common Stock or approximately 6.8 percent of the class. Assuming conversion of all the outstanding shares of Series A Preferred Stock, RMS Limited Partnership would own 3,634,432 shares, representing approximately
     20.3 percent of the class. Mr. Speer and Crystal Diamond, Inc. share beneficial ownership of the Common Stock and Series A Preferred Stock held by RMS Limited Partnership. Does not include 17,213 shares of Common Stock held by Richard W. Baker, as trustee for certain irrevocable trusts established for the benefit of certain members of Roy M. Speer's family.

(3) Does not include non-vested options to purchase 200,000 shares of Common Stock pursuant to the Company's Employee Stock Option and Restricted Stock Plan. Additionally, does not include 12,500 shares of Restricted Stock vesting on February 28, 1999.

(4) Does not include non-vested options to purchase 10,000 shares of Common Stock pursuant to the Company's Stock Option Plan for Outside Directors.

(5) Does not include non-vested options to purchase 15,000 shares of Common Stock pursuant to the Company's Stock Option Plan for Outside Directors.

(6) Does not include non-vested options to purchase 28,334 shares of Common Stock pursuant to the Company's Stock Option Plan for Outside Directors. Additionally, does not include: (i) grant by Alta Investissements SA ("Alta") of an option to acquire 14,720 shares of the Common Stock of Precision Systems, Inc. ("Stock") and (ii) grant by Primwest Holding N.V. (the controlling shareholder of Alta Investissements SA) ("Primwest") of an option to acquire five percent of the shares of Stock held by Primwest through its participation in Alta (currently expected to be not more than 99,545 shares, but may be considerably less), exercisable upon the distribution of such shares by Alta to Primwest at an undetermined future date.

(7) Does not include non-vested options to purchase 28,334 shares of Common Stock pursuant to the Company's Stock Option Plan for Outside Directors.

(8) Does not include non-vested options to purchase 112,000 shares of Common Stock pursuant to the Company's Employee Stock Option and Restricted Stock Plan. Additionally, does not include 6,250 shares of Restricted Stock issuable on February 28, 1999.

(9) Does not include non-vested options to purchase 18,000 shares of Common Stock pursuant to the Company's Employee Stock Option and Restricted Stock Plan. Additionally, does not include 3,438 shares of Restricted Stock issuable on February 28, 1999.

(10) Does not include the effects of the change in control transaction with entities controlled by Roy M. Speer. On April 23, 1998, the Company announced that its Board of Directors has approved and the Company has entered into a definitive agreement ("agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction is valued at approximately $100 million, and is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions. Under terms of the agreement, the Speer entities (Speer Communication Holdings Limited Partnership, Speer WorldWide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) will contribute to Precision Systems $15 million in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee and Washington, D.C. in exchange for approximately 105 million shares of Precision Systems' common stock. The agreement further contemplates that all debt and preferred stock of the Company held by its major stockholders will be converted into common stock at the rate of $1.00 per share. The agreement provides for a $3 million line of credit to be made available by Speer upon signing of the agreement for operating capital requirements. After the transaction, Mr. Speer will control over eighty percent (80%) of the outstanding stock of Precision Systems. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of Precision Systems' major stockholders. RMS L.P. will also contribute certain real estate in Nashville as part of the transaction.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers, and persons who own more than 10 percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange

Commission and the NASD. Such persons are required by the Commission's regulations to furnish the Company with copies or all Section 16(a) reports which they file.

         Based solely on its review of the copies of such forms received by it with respect to fiscal 1997 or written representation from certain reporting persons, the Company believes that during fiscal 1997, all filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were complied with except that one director, Francis R. Santangelo, filed one untimely report regarding four transactions.

 Item 13 - Certain Relationships and Related Transactions

         During April, 1997, the Company completed a financing transaction with Primwest Holding N.V. (controlling shareholder of Alta Investissements SA), Vulcan Ventures Incorporated, and RMS Limited Partnership (the "Financing"). Under the Financing, the Company created a new Series B Preferred Stock. Each of the three shareholders purchased 1,500 shares of such Series B Preferred Stock (total of 4,500 shares) in exchange for $1,500,000 in cash (total of $4,500,000). The Series B Preferred Stock will accrue a cumulative dividend of 8% per annum, payable quarterly, when and as declared by the Company's Board of Directors. Additionally, the Series B Preferred Stock is subordinate to the Company's Series A Preferred Stock and has a liquidation preference equal to the original purchase price. Each shareholder will be entitled to convert the Series B Preferred Stock into common stock after December 31, 1998 at approximately $4.47 per share.

         Each of the three major shareholders described above also acquired warrants (the "Warrants") to purchase up to 150,000 shares of common stock each (total of 450,000 shares). Each Warrant will have an exercise price equal to:
(I) the current market price of the Company's common stock as determined by the closing price of the common stock on the NASDAQ stock market on the day prior to the date of closing; plus (ii) a 25 percent premium or approximately $6.09 per share. Each Warrant will be exercisable at any time during the five year period commencing one year after the date of issuance.

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

         During the year ended December 31, 1997, the Company paid $120,000 to Francis R. Santangelo, a director of the Company, for consulting services rendered.

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


          Signature                                      Title
          ---------                                      -----


     /s/ WILLEM HUISMAN                       Chairman of the Board and Director
     ------------------                       (Principal Executive Officer)
       Willem Huisman

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

       /s/ IAN DALZIEL                        Director
       ---------------
         Ian Dalziel

   /s/ FRANCIS SANTANGELO                     Director
   ----------------------
     Francis Santangelo

REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Precision Systems, Inc.

Our report on the consolidated financial statements of Precision Systems, Inc. and subsidiaries is included on page 27 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule as of December 31, 1997 and for the year then ended listed in the index on page 64 of this Form 10-K.

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