Form 10-Q
period 1998-03-31
PRECISION SYSTEMS INC
filed 1998-05-15
CIK 886074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to __________________

                          Commission File No. 000-20068

                             PRECISION SYSTEMS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                41-1425909
                 --------                                ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

              11800 30th Court North, St. Petersburg, Florida 33716
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 572-9300
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

         Total number of shares of outstanding capital stock as of May 14, 1998:

Common Stock..........................................................17,805,394

                         PART I - FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                   Three months ended March 31,
                                                                                   ----------------------------
                                                                                         1998                1997
                                                                                         ----                ----
Revenues
   Contract revenue.......................................................... $          755,017  $        1,811,053
   Service and support ......................................................          4,983,879           6,284,043
   License fee revenue.......................................................            929,521           1,960,195
                                                                              ------------------- ------------------
                                                                                       6,668,417          10,055,291
                                                                              ------------------- ------------------
Cost of Sales................................................................          4,212,263           4,306,864
                                                                              ------------------- ------------------
Gross Margin.................................................................          2,456,154           5,748,427
                                                                              ------------------- ------------------
Operating Expenses
   Selling, general, and administrative......................................          4,702,384           5,480,677
   Research, engineering and development.....................................          1,165,346           1,035,828
   Depreciation and amortization.............................................            832,790           1,756,405
                                                                              ------------------- ------------------
                                                                                       6,700,520           8,272,910
                                                                              ------------------- ------------------
Operating loss...............................................................         (4,244,366)         (2,524,483)
Interest expense, net........................................................            (90,627)            (87,753)
                                                                              ------------------- -------------------
Loss before income taxes.....................................................         (4,334,993)         (2,612,236)
Income taxes.................................................................              -                   -
                                                                              ------------------- --------------
Net Loss.....................................................................         (4,334,993)         (2,612,236)
Preferred stock dividend requirements........................................           (170,949)            (85,808)
                                                                              ------------------- -------------------
Net Loss Applicable to Common Stock.......................................... $       (4,505,942) $       (2,698,044)
                                                                              =================== ===================
Basic and Diluted Loss Per Share
   Net loss.................................................................. $             (.24) $             (.15)
                                                                              =================== ===================
   Net loss applicable to common stock....................................... $             (.25) $             (.15)
                                                                              =================== ===================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,         December 31,
                                                                                     1998                1997
                                                                                     ----                ----
                                   ASSETS                                         (unaudited)
Current Assets
   Cash and cash equivalents................................................. $        2,006,174  $        4,582,757
   Accounts and contracts receivable, net....................................          8,550,958           9,657,355
   Supplies and other current assets.........................................          2,072,615           1,980,451
   Costs and earnings in excess of billings on uncompleted
     contracts...............................................................          4,595,496           3,333,339
                                                                              ------------------- ------------------
       Total current assets..................................................         17,225,243          19,553,902
                                                                              ------------------- ------------------
Property, Plant and Equipment, Net..........................................           8,940,132           8,869,177
Intangible Assets, Net.......................................................             50,454              52,474
                                                                              ------------------- ------------------
                                                                              $       26,215,829  $       28,475,553
                                                                              =================== ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt......................................... $        6,214,869  $          294,375
   Accounts payable..........................................................          5,410,232           5,505,996
   Accrued expenses..........................................................          5,944,508           6,110,800
   Billings in excess of costs and earnings on uncompleted
     contracts...............................................................          3,951,392           2,780,251
   Deferred revenue..........................................................          2,302,004           1,270,825
                                                                              ------------------- ------------------
     Total current liabilities...............................................         23,823,005          15,962,247
                                                                              ------------------- ------------------
Long-term Debt...............................................................            246,977           6,240,184
                                                                              ------------------- ------------------
Commitments and Contingencies (Note 4).......................................
Stockholders' Equity
   Non-redeemable preferred stock -- $.01 par value; authorized 50,000 shares:
       Series A 6 percent Cumulative Convertible Preferred Stock; convertible at
         $4.76 per share; issued and outstanding
         10,000 shares; liquidation preference $5,800,000....................                100                 100
       Series B 8 percent Cumulative Convertible Preferred Stock;
         convertible at $4.47 per share, issued and outstanding
         4,500 shares; liquidation preference $4,500,000.....................                 45                  45
   Common stock-- $.01 par value; authorized 30,000,000 shares,
     issued 17,912,525 and 17,906,025 shares, respectively...................            179,125             179,061
   Additional paid-in capital................................................        113,829,119         114,000,071
   Accumulated deficit.......................................................       (113,629,098)       (109,294,105)
   Treasury stock (132,937 shares)-- at cost.................................           (422,360)           (422,360)
   Accumulated preferred stock dividends.....................................          1,846,150           1,675,201
   Cumulative foreign currency translation adjustment........................            431,516             312,609
   Unearned compensation.....................................................            (88,750)           (177,500)
                                                                              ------------------- -------------------
     Total stockholders' equity..............................................          2,145,847           6,273,122
                                                                              ------------------- ------------------
                                                                              $       26,215,829  $       28,475,553
                                                                              =================== ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                       Three months ended March 31,
                                                                                       ----------------------------
                                                                                         1998                1997
Cash Flows -- Operating Activities:
   Net loss.................................................................. $       (4,334,993) $       (2,612,236)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation and amortization...........................................            832,790           1,756,405
     Provision for losses on accounts receivable.............................              -                  82,806
     Amortization of unearned compensation...................................             88,750               -
     Loss on sale of property, plant and equipment...........................             55,146               -
     Change in current assets and liabilities:
       Accounts and contracts receivable.....................................          1,100,807           1,396,690
       Costs and estimated earnings in excess of billings....................         (1,262,157)           (834,434)
       Supplies and other current assets.....................................            (97,339)            (25,493)
       Accounts payable......................................................            (95,764)          1,047,724
       Accrued expenses......................................................            (30,705)           (785,529)
       Billings in excess of earnings on incomplete contracts................          1,171,141            (694,144)
       Deferred revenue......................................................          1,031,179           1,172,024
                                                                              ------------------- ------------------
         Net cash (used in) provided by operating activities.................         (1,541,145)            503,813
                                                                              ------------------- ------------------

Cash Flows -- Investing Activities:
   Purchase of property, plant and equipment.................................           (941,396)           (393,127)
                                                                              ------------------- -------------------
     Net cash used in investing activities...................................           (941,396)           (393,127)
                                                                              ------------------- -------------------

Cash Flows -- Financing Activities:
   Repayment of note payable.................................................            (94,106)         (1,438,940)
   Proceeds from issuance of common stock....................................                 64               2,679
                                                                              ------------------- ------------------
     Net cash used in financing activities...................................            (94,042)         (1,436,261)
                                                                              ------------------- -------------------

Net decrease in cash and cash equivalents....................................         (2,576,583)         (1,325,575)
Cash and cash equivalents at beginning of period.............................          4,582,757           4,601,818
                                                                              ------------------- ------------------
Cash and cash equivalents at end of period................................... $        2,006,174  $        3,276,243
                                                                              =================== ==================




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements of Precision Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1997, the four month transition period ended December 31, 1996, and the years ended August 31, 1996 and 1995.

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

     Certain amounts for previous periods have been reclassified to conform with the 1998 presentation.

2.   BASIC AND DILUTED LOSS PER SHARE

     Basic and diluted loss per share for the three months ended March 31, 1998 and 1997, have been computed based upon the weighted average common shares outstanding of 17,786,107 and 17,571,812, respectively. The diluted loss per share calculation does not include preferred convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive.

3.   LONG-TERM DEBT


                                                                                      March 31,         December 31,
                                                                                        1998                1997
                                                                                        ----                ----
                                                                                     (unaudited)

Notes payable to shareholders, interest at 8 percent, unsecured, and
   due January 1999.......................................................... $        6,000,000  $        6,000,000
Capital lease obligation, interest rates varying from 6 percent to
   9 percent; collateralized by assets with net book value of
   approximately $400,000 and maturing through the year 2001.................            461,846             534,559
                                                                              ------------------- ------------------
                                                                                       6,461,846           6,534,559
Less current portion.........................................................         (6,214,869)           (294,375)
                                                                              ------------------- -------------------
                                                                              $          246,977  $        6,240,184
                                                                              =================== ==================

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   SUBSEQUENT EVENT

     In April 1998, Precision Systems, Inc. announced that its Board of Directors approved and the Company entered into a definitive agreement ("Agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction is valued at approximately $100 million and is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions.

     Under terms of the Agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer WorldWide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) will contribute to Precision Systems $15 million in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee, and Washington, D.C., in exchange for approximately 105 million shares of Precision Systems' common stock.

     The Agreement further contemplates that all debt and preferred stock of the Company held by its major stockholders will be converted into common stock at the rate of $1.00 per share. The agreement provides for a $3 million line of credit to be made available by Speer upon signing of the Agreement for operating capital requirements. After the transaction, Mr. Speer will control over 80% of the outstanding stock of Precision Systems. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of Precision Systems' major stockholders. RMS L.P. will also contribute certain real estate in Nashville as part of the transaction.

ITEM 2 -- Management's Discussion And Analysis of Financial Condition
              and Results of Operations

     Precision Systems, Inc. (the "Company" or "PSI") is a global company that, together with its subsidiaries, Vicorp N.V. and BFD Productions, Inc., delivers telecommunications solutions to service providers and corporations. Vicorp's software and hardware products support enhanced calling and prepaid services, toll-free services, and advanced call center applications. BFD Productions is a service bureau specializing in audiotext and Internet applications. Headquartered in St. Petersburg, Florida (USA), Precision Systems meets the needs of customers in more than thirty countries.

     The following table sets forth for the periods indicated (i) the percentage of total revenues represented by certain items in the financial statements of the Company, and (ii) the percentage change in the dollar amount of such items from period to period.


                                                                    Percentage of Revenue              Percentage
                                                                     Three Months Ended                 Increase
                                                                          March 31,                    (Decrease)
                                                           ---------------------------------------
                                                                  1998                1997            1998 vs. 1997
                                                           ------------------- ------------------- ----------------

Revenues:
   Contract revenue.......................................              11.3%               18.0%              (58.3%)
   Service and support....................................              74.7%               62.5%              (20.7%)
   License fee revenue....................................              14.0%               19.5%              (52.6%)
                                                           ------------------- -------------------
     Total revenues.......................................             100.0%              100.0%              (33.7%)
Cost of Sales.............................................              63.2%               42.8%              (20.8%)
Gross Margin..............................................              36.8%               57.2%              (41.4%)
Operating Expenses:
   Selling, general and administrative....................              70.5%               54.5%              (10.7%)
   Research, engineering and development                                17.5%               10.3%              105.9%
   Depreciation and amortization..........................              12.5%               17.5%              (52.6%)
                                                           ------------------- -------------------
Operating loss............................................             (63.6%)             (25.1%)              68.1%
Interest expense..........................................              (1.4%)              (0.9%)               3.3%
Loss before income taxes..................................             (65.0%)             (26.0%)               65.9%
Net Loss..................................................             (65.0%)             (26.0%)               65.9%

Total Revenues

     Total revenues decreased to $6,668,417 for the three months ended March 31, 1998, compared to $10,055,291 for the three months ended March 31, 1997. The various components of revenue fluctuated as explained below.

Contract Revenue

     Contract revenue was $755,017 for the three months ended March 31, 1998, compared to $1,811,053 during the same period in 1997. The decrease in contract revenue during the three months ended March 31, 1998 versus 1997 is primarily due to certain BETEX product sales by Vicorp completed during the three months ended March 31, 1997, which did not recur during the same period in 1998.

Service and Support

     Service and support revenue decreased to $4,983,879 for the three months ended March 31, 1998, compared to $6,284,043 for the three months ended March 31, 1997.

     Service and support revenue for Vicorp BETEX products was $3,391,302 for the three months ended March 31, 1998, compared to $4,752,455 for the three months ended March 31, 1997. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

     Service and support provided to MCI decreased to $470,029 for the three months ended March 31, 1998, compared to $513,724 for the three months ended March 31, 1997. Maintenance revenue generated from MCI regarding its ESP equipment increased to $467,640 for the three months ended March 31, 1998, compared to $426,704 for the same period in 1997. In addition, the Company's service and support revenue relating to its software development services provided to MCI decreased to $2,389 for the three months ended March 31, 1998, from $87,020 for the same period in 1997.

     Service and support revenue for BFD was $1,030,357 for the three months ended March 31, 1998, compared to $939,462 for the three months ended March 31, 1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

License Fee Revenue

     License fee revenue for the three months ended March 31, 1998, was $929,521 compared to $1,960,195 for the three months ended March 31, 1997. License fee revenue for the three months ended March 31, 1998, relating to its BETEX product line was $689,446 and $240,075 for the UniPort product line. The Company anticipates generating future license fee revenue for its BETEX and UniPort products, although no assurance can be given for such future revenue.

Cost of Sales and Gross Margin

     Cost of sales decreased to $4,212,263 (63% of revenue) for the three months ended March 31, 1998, compared to $4,306,864 (43% of revenue) for the three months ended March 31, 1997. The Company's gross margin decreased to $2,456,154 (37% of revenue) for the three months ended March 31, 1998, compared to $5,748,427 (57% of revenue) for the three months ended March 31, 1997. The primary reason for the decrease in the Company's gross margin dollar amount is a decrease in the Company's total revenue. The decrease in the Company's gross margin percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue for the three months ended March 31, 1998 related to lower margin service and support services versus the same period in 1997.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $4,702,384 for the three months ended March 31, 1998, compared to $5,480,677 for the three months ended March 31, 1997. The decrease in selling, general and administrative expenses for the three months ended March 31, 1998, is primarily due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include the following:

     o The Company implemented a restructuring plan, including a 10 percent headcount reduction, in January 1998.

     o The Company decreased its payroll and related costs due to consolidation and elimination of certain functions (i.e., sales and marketing, product management, customer service).

     o The Company improved its controls and accountability for the use of third party professional vendors (legal, public relations, management consultants, etc.) and independent contractors.

Research, Engineering, and Development

     Research, engineering and development expenses increased to $1,165,346 for the three months ended March 31, 1998, compared to $1,035,828 for the three months ended March 31, 1997. The increase in research, engineering and development expenses primarily relates to further development work associated with the Company's BETEX product. Resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

Depreciation and Amortization

     Depreciation and amortization was $832,790 for the three months ended March 31, 1998, compared to $1,756,405 for the three months ended March 31, 1997. The decrease is primarily due to amortization expenses incurred during the three months ended March 31, 1997, relating to intangible assets acquired with The Renaissance Group, Vicorp and BFD acquisitions that were written off subsequent to March 31, 1997, and, therefore, created no amortization during the 1998 period.

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

Interest Expense

     For the three months ended March 31, 1998, net interest expense was $90,627 compared to $87,753 during the same period in 1997. The increase in net interest expense is primarily due to interest relating to promissory notes of $6,000,000 that the Company issued in September 1997 that bear interest at 8 percent.

Litigation

     Reference is made to the legal proceedings described at Part 1, Item 3, in the Company's December 31, 1997 Form 10-K. The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.

Financial Position, Liquidity, and Capital Resources

     At March 31, 1998, the Company had working capital deficiency of $6,597,762 compared to net working capital of $3,591,655 at December 31, 1997. The decrease in net working capital is primarily due to notes maturing in January 1999 issued to the Company's shareholders in September 1997.

     In April 1998, Precision Systems, Inc. announced that its Board of Directors approved and the Company entered into a definitive agreement ("Agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction is valued at approximately $100 million and is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions.

     Under terms of the Agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer WorldWide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) will contribute to Precision Systems $15 million in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee, and Washington, D.C., in exchange for approximately 105 million shares of Precision Systems' common stock.

     The Agreement further contemplates that all debt and preferred stock of the Company held by its major stockholders will be converted into common stock at the rate of $1.00 per share. The agreement provides for a $3 million line of credit to be made available by Speer upon signing of the Agreement for operating capital requirements. After the transaction, Mr. Speer will control over 80% of the outstanding stock of Precision Systems. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of Precision Systems' major stockholders. RMS L.P. will also contribute certain real estate in Nashville as part of the transaction.

     The Company's accounts and contracts receivable decreased to $8,550,958 as of March 31, 1998, from $9,657,355 as of December 31, 1997. The decrease is primarily due to collection of certain receivables outstanding at December 31, 1997.

     The Company's supplies and other current assets increased to $2,072,615 as of March 31, 1998, from $1,980,451 as of December 31, 1997. The increase is primarily due to an increase in certain deferred costs and prepaid expenses as of March 31, 1998.

     The Company's costs and earnings in excess of billings on uncompleted contracts increased to $4,595,496 as of March 31, 1998, from $3,333,339 as of December 31, 1997. The increase is primarily associated with certain of Vicorp's product delivery contracts in process for its customers. Such amounts as of March 31, 1998, are expected to be fully billed by Vicorp by June 1998.

     The Company's current portion of long-term debt increased to $6,214,869 as of March 31, 1998, from $294,375 as of December 31, 1997. The Company's long-term debt decreased to $246,977 as of March 31, 1998, from $6,240,184 as of December 31, 1997. The increase in the current portion of long-term debt and the decrease in long-term debt is primarily due to a reclassification of $6,000,000 in promissory notes maturing in January 1999.

     The Company's accounts payable decreased to $5,410,232 as of March 31, 1998, from $5,505,996 as of December 31, 1997. The decrease is primarily due to the timing of certain vendor payments.

     The Company's accrued expenses decreased to $5,944,508 as of March 31, 1998, from $6,110,800 as of December 31, 1997. The decrease is primarily due to payments made during the first quarter of 1998 relating to amounts accrued at December 31, 1997.

     The Company's billings in excess of costs and earnings on uncompleted contracts increased to $3,951,392 as of March 31, 1998, from $2,780,251 as of December 31, 1997. The increase is primarily associated with the billing of certain of Vicorp's software development contracts in process for its customers.

     The Company's deferred revenue balance increased to $2,302,004 as of March 31, 1998, from $1,270,825 as of December 31, 1997. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers.

     The Company incurred approximately $941,000 in expenditures for capital assets during the three months ended March 31, 1998. Future levels of capital expenditures will be dependent upon cash availability from operating activities and additional sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions.

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

                           PART II - OTHER INFORMATION


ITEM 1 -- Legal Proceedings

     Reference is made to the legal proceedings described at Part 1, Item 3, in the Company's December 31, 1997, Form 10-K. The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.


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


              PRECISION SYSTEMS, INC.


           By:  /S/ KENNETH M. CLINEBELL
                -------------------------
                  Kenneth M. Clinebell
                  Chief Financial Officer

May 15, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 15, 1998.


        Signature                                             Title

   /s/ WILLEM HUISMAN                     Chairman of the Board, President and
--------------------------                Chief Executive Officer
     Willem Huisman

/s/ KENNETH M. CLINEBELL                  Chief Financial Officer
--------------------------                (Principal Financial Officer)
  Kenneth M. Clinebell

  /s/ CARLA K. NEWSOME                    Controller
--------------------------                (Principal Accounting Officer)
    Carla K. Newsome