Form 10-Q
period 1998-06-30
PRECISION SYSTEMS INC
filed 1998-08-14
CIK 886074

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________

                          Commission File No. 000-20068

                            PRECISION SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      41-1425909
---------------------------------------     ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

             11800 30th Court North, St. Petersburg, Florida 33716
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 572-9300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Total number of shares of outstanding capital stock as of August 11, 1998:

Common Stock.........................................................17,847,845

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                   Three months ended June 30,      Six months ended June 30,
                                   ---------------------------      -------------------------
                                       1998             1997           1998            1997
                                       ----             ----           ----            ----
Revenues
  Contract revenue .............. $  1,573,783    $  4,211,557    $  2,328,799    $  6,022,610
  Service and support............    6,226,340       5,100,162      11,210,219      11,384,205
  License fee revenue............    1,633,768       2,774,787       2,563,291       4,734,982
                                  ------------    ------------    ------------    ------------
                                     9,433,891      12,086,506      16,102,309      22,141,797
                                  ------------    ------------    ------------    ------------
Cost of Sales ...................    4,590,134       5,200,673       8,802,398       9,507,537
                                  ------------    ------------    ------------    ------------
Gross Margin ....................    4,843,757       6,885,833       7,299,911      12,634,260
                                  ------------    ------------    ------------    ------------
Operating Expenses
  Selling, general, and
    administrative ..............    7,091,353       5,664,101      11,793,737      11,144,778
  Research, engineering and
    development..................    1,068,362       1,199,538       2,233,707       2,235,366
  Depreciation and amortization..      845,418       1,708,456       1,678,208       3,464,861
                                  ------------    ------------    ------------    ------------
                                     9,005,133       8,572,095      15,705,652      16,845,005
                                  ------------    ------------    ------------    ------------
Operating loss                      (4,161,376)     (1,686,262)     (8,405,741)     (4,210,745)
Interest income (expense), net...     (403,402)         55,542        (494,029)        (32,211)
                                  ------------    ------------    ------------    ------------
Loss before income taxes ........   (4,564,778)     (1,630,720)     (8,899,770)     (4,242,956)
Income taxes ....................         --              --              --              --
                                  ------------    ------------    ------------    ------------
Net Loss ........................   (4,564,778)     (1,630,720)     (8,899,770)     (4,242,956)
Preferred stock dividend
  requirements ..................     (176,509)       (169,611)       (347,458)       (255,419)
                                  ------------    ------------    ------------    ------------
Net Loss Applicable to
  Common Stock .................. $ (4,741,287)   $ (1,800,331)   $ (9,247,228)   $ (4,498,375)
                                  ============    ============    ============    ============
Basic and Diluted Loss Per
  Share:
    Net loss .................... $       (.26)   $       (.09)   $       (.50)   $       (.24)
                                  ============    ============    ============    ============
    Net loss applicable to common
       stock .................... $       (.27)   $       (.10)   $       (.52)   $       (.26)
                                  ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,          December 31,
                                                                                 1998                1997
                                                                                 ----                ----
                           ASSETS                                             (unaudited)
  Current Assets
    Cash and cash equivalents                                                  $1,135,603        $4,582,757
    Accounts and contracts receivable, net                                      8,488,411         9,657,355
    Supplies and other current assets                                           3,247,658         1,980,451
    Costs and earnings in excess of billings on uncompleted
      contracts                                                                 1,910,111         3,333,339
                                                                          ---------------    --------------
         Total current assets                                                  14,781,783        19,553,902
                                                                          ---------------    --------------
  Property, Plant and Equipment, Net                                            8,334,030         8,869,177
  Intangible Assets, Net                                                           42,042            52,474
                                                                          ---------------    --------------
                                                                              $23,157,855       $28,475,553
                                                                          ===============    ==============
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
    Current portion of long-term debt                                          $8,389,887          $294,375
    Accounts payable                                                            5,415,192         5,505,996
    Accrued expenses                                                            8,593,965         6,110,800
    Billings in excess of costs and earnings on uncompleted
       contracts                                                                  605,797         2,780,251
    Deferred revenue                                                            2,186,568         1,270,825
                                                                          ---------------    --------------
       Total current liabilities                                               25,191,409        15,962,247
                                                                          ---------------    --------------
  Long-term Debt                                                                  239,204         6,240,184
                                                                          ---------------    --------------
  Commitments and Contingencies
  Stockholders' Equity (Deficit)
    Non-redeemable preferred stock -- $.01 par value; authorized 50,000 shares:
      Series A 6 percent Cumulative Convertible Preferred Stock; convertible at $4.76 per share; issued and outstanding 10,000
        shares; liquidation preference $5,800,000                                    100               100
      Series B 8 percent Cumulative Convertible Preferred Stock;
        convertible at $4.47 per share, issued and outstanding
        4,500 shares; liquidation preference $4,500,000                               45                45
    Common stock-- $.01 par value; authorized 30,000,000 shares,
      issued 17,974,265 and 17,906,025 shares, respectively                       179,743           179,061
    Additional paid-in capital                                                113,879,198       114,000,071
    Accumulated deficit                                                      (118,193,875)     (109,294,105)
    Treasury stock (132,937 shares)-- at cost                                    (422,360)         (422,360)
    Accumulated preferred stock dividends                                       2,022,659         1,675,201
    Cumulative foreign currency translation adjustment                            350,482           312,609
    Unearned compensation                                                         (88,750)         (177,500)
                                                                          ---------------    --------------
       Total stockholders' equity (deficit)                                    (2,272,758)        6,273,122
                                                                          ---------------    --------------
                                                                              $23,157,855       $28,475,553
                                                                          ===============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Six months ended June 30,
                                                                                 -------------------------
                                                                                1998                  1997
                                                                                ----                  ----
  Cash Flows -- Operating Activities:
    Net loss                                                                   $(8,899,770)      $(4,242,956)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                           1,678,208         3,464,861
         Provision for losses on accounts receivable                                19,181            81,528
         Amortization of unearned compensation                                      88,750                 -
         Loss on sale of property, plant and equipment                              57,199                 -
         Change in current assets and liabilities:
           Accounts and contracts receivable                                     1,151,362         3,179,619
           Costs and estimated earnings in excess of billings                    1,423,228        (2,486,381)
           Supplies and other current assets                                    (1,277,557)           33,507
           Accounts payable                                                        (90,804)         (523,685)
           Accrued expenses                                                      2,737,271        (1,460,629)
           Billings in excess of earnings on incomplete contracts               (2,174,454)         (562,069)
           Deferred revenue                                                        915,743          (517,337)
                                                                            --------------     -------------
             Net cash used in operating activities                              (4,371,643)       (3,033,542)
                                                                            --------------     -------------

  Cash Flows -- Investing Activities:
    Purchase of property, plant and equipment                                   (1,266,908)       (1,062,061)
    Proceeds from sale of property, plant and equipment                             91,345                 -
                                                                            --------------     -------------
             Net cash used in investing activities                              (1,175,563)       (1,062,061)
                                                                            --------------     -------------

  Cash Flows -- Financing Activities:
    Proceeds from issuance of promissory note                                    2,250,000                 -
    Repayment of note payable                                                     (166,733)       (1,892,955)
    Capital contributions, net                                                           -         4,400,000
    Proceeds from issuance of common stock                                          16,785            14,225
                                                                            --------------     -------------
             Net cash provided by financing activities                           2,100,052         2,521,270
                                                                            --------------     -------------

  Net decrease in cash and cash equivalents                                     (3,447,154)       (1,574,333)
  Cash and cash equivalents at beginning of period                               4,582,757         4,601,818
                                                                            --------------     -------------
  Cash and cash equivalents at end of period                                    $1,135,603        $3,027,485
                                                                            ==============     =============

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

2. BASIC AND DILUTED LOSS PER SHARE

     Basic and diluted loss per share for the three and six months ended June 30, 1998 and 1997, have been computed based upon the weighted average common shares outstanding of 17,813,381 and 17,799,819, and 17,584,453 and 17,578,167,
respectively. The diluted loss per share calculation does not include preferred convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive.

3. LONG-TERM DEBT

                                                                               June 30,        December 31,
                                                                                 1998             1997
                                                                                 ----             ----
                                                                               (unaudited)
  Notes payable to shareholders, interest at 8 percent, unsecured, and
    due January 1999                                                          $6,000,000        $6,000,000
  Note payable to shareholder, interest at 9.5 percent, unsecured and
    due September 1998                                                         2,250,000                 -
  Capital lease obligation, interest rates varying from 6 percent to
    9 percent; collateralized by assets with net book value of
    approximately $400,000 and maturing through the year 2001                    379,091           534,559
                                                                            ------------      ------------
                                                                               8,629,091         6,534,559
  Less current portion                                                        (8,389,887)         (294,375)
                                                                            ------------      ------------
                                                                                $239,204        $6,240,184
                                                                            ============      ============

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

                                                                                    Percentage Increase
                                                                                         (Decrease)
                                         Percentage of         Percentage of      Three Months   Six Months
                                             Revenue               Revenue          Ended          Ended
                                       Three Months Ended    Six Months Ended      June 30,       June 30,
                                            June 30,              June 30,         --------       --------
                                            --------              --------         1998 vs.       1998 vs.
                                       1998       1997       1998       1997         1997           1997
                                       ----       ----       ----       ----         ----           ----
  Revenues:
  Contract revenue                     16.7%      34.8%      14.5%      27.2%      (62.6%)        (61.3%)
  Service and support                  66.0%      42.2%      69.6%      51.4%       22.1%          (1.5%)
  License fee revenue                  17.3%      23.0%      15.9%      21.4%      (41.1%)        (45.9%)
                                     ------     ------     ------     ------
    Total revenues                    100.0%     100.0%     100.0%     100.0%      (21.9%)        (27.3%)
                                     ------     ------     ------     ------
  Cost of Sales                        48.7%      43.0%      54.7%      42.9%      (11.7%)         (7.4%)
                                     ------     ------     ------     ------
  Gross Margin                         51.3%      57.0%      45.3%      57.1%      (29.7%)        (42.2%)
                                     ------     ------     ------     ------
  Operating Expenses:
  Selling, general and administrative  75.1       47.0%      73.2%      50.4%       25.2%           5.8%
  Research, engineering and
    development                        11.3%       9.9%      13.9%      10.1%      (10.9%)         (0.1%)
  Depreciation and amortization         9.0%      14.1%      10.4%      15.6%      (50.5%)        (51.6%)
                                     ------     ------     ------     ------
  Operating loss                      (44.1%)    (14.0%)    (52.2%)    (19.0%)     146.8%          99.6%
  Interest income (expense)            (4.3%)      0.5%      (3.1%)     (0.2%)     826.3%        1433.7%
                                     ------     ------     ------     ------
  Loss before income taxes            (48.4%)    (13.5%)    (55.3%)    (19.2%)     179.9%         109.8%
  Net Loss                            (48.4%)    (13.5%)    (55.3%)    (19.2%)     179.9%         109.8%

Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

Total Revenues

     Total revenues decreased to $9,433,891 for the three months ended June 30, 1998, compared to $12,086,506 for the three months ended June 30, 1997. The various components of revenue fluctuated as explained below.

Contract Revenue

     Contract revenue decreased to $1,573,783 for the three months ended June 30, 1998, compared to $4,211,557 during the same period in 1997. The decrease in contract revenue during the three months ended June 30, 1998 versus 1997 is primarily due to certain BETEX product sales by Vicorp completed during the three months ended June 30, 1997, which did not recur during the same period in 1998. In addition, certain ESP product sales to MCI were completed in 1997 which did not recur during the same period in 1998.

Service and Support

     Service and support revenue increased to $6,226,340 for the three months ended June 30, 1998, compared to $5,100,162 for the three months ended June 30, 1997.

     Service and support provided to MCI decreased to $356,902 for the three months ended June 30, 1998, compared to $507,097 for the three months ended June 30, 1997. Maintenance revenue generated from MCI regarding its ESP equipment decreased to $353,428 for the three months ended June 30, 1998, compared to $477,364 for the same period in 1997. In addition, the Company' service and support revenue relating to its software development services provided to MCI decreased to $3,474 for the three months ended June 30, 1998, from $29,733 for the same period in 1997.

     Service and support revenue for Vicorp BETEX products was $4,947,200 for the three months ended June 30, 1998, compared to $3,667,648 for the three months ended June 30, 1997. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

     Service and support revenue for BFD was $874,953 for the three months ended June 30, 1998, compared to $950,792 for the three months ended June 30, 1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

License Fee Revenue

     License fee revenue decreased to $1,633,768 for the three months ended June 30, 1998, compared to $2,774,787 for the three months ended June 30, 1997. License fee revenue for the three months ended June 30, 1998, relating to its BETEX product line was $1,568,768 and $65,000 for the UniPort product line. The Company anticipates generating future license fee revenue for its BETEX and UniPort products, although no assurance can be given for such future revenue.

Cost of Sales and Gross Margin

     Cost of sales decreased to $4,590,134 (49 percent of revenue) for the three months ended June 30, 1998, compared to $5,200,673 (43 percent of revenue) for the three months ended June 30, 1997. The Company's gross margin decreased to $4,843,757 (51 percent of revenue) for the three months ended June 30, 1998, compared to $6,885,833 (57 percent of revenue) for the three months ended June 30, 1997. The primary reason for the decrease in the Company's gross margin dollar amount is a decrease in the Company's total revenue. The decrease in the Company's gross margin percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue for the three months ended June 30, 1998 related to lower margin service and support sales versus the same period in 1997.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $7,091,353 for the three months ended June 30, 1998, compared to $5,664,101 for the three months ended June 30, 1997. The increase in selling, general and administrative expenses for the three months ended June 30, 1998 is primarily due to restructuring charges of $2,500,000 accrued in June 1998 as a result of office closings in Boston, Massachusetts; and New York, New York; and a headcount reduction of approximately 50 individuals.

     Offsetting these restructuring charges was a decrease of approximately $1,100,000 due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include payroll and related costs due to consolidation and elimination of certain functions (i.e. sales and marketing, product management, customer service). In addition, the Company improved its controls and accountability for the use of third party professional vendors (legal, public relations, management consultants, etc.) and independent contractors.

Research, Engineering and Development

     Research, engineering and development expenses decreased to $1,068,362 for the three months ended June 30, 1998, compared to $1,199,538 for the three months ended June 30, 1997. The decrease in research, engineering and development expenses primarily relates to the reduction in development work associated with the Company's BETEX and UniPort products. However, resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

Depreciation and Amortization

     Depreciation and amortization was $845,418 for the three months ended June 30, 1998, compared to $1,708,456 for the three months ended June 30, 1997. The decrease is primarily due to amortization expenses incurred during the three months ended June 30, 1997, relating to intangible assets acquired with The Renaissance Group, Vicorp, and BFD acquisitions that were written off subsequent to June 30, 1997 and, therefore, created no amortization during the 1998 period.

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

Interest Income (Expense)

     For the three months ended June 30, 1998, net interest (expense) income was ($403,402) compared to $55,542 during the same period in 1997. The increase in net interest expense is primarily due to the decrease in the Company's interest bearing cash and cash equivalent amounts and the issuance of promissory notes of $6,000,000 in September 1997 that bear interest at 8 percent and $2,250,000 in April and May 1998 that bear interest at 9.5 percent.

Six Months Ended June 30, 1998, Compared to Six Months Ended June 30, 1997

Total Revenues

     Total revenues decreased to $16,102,309 for the six months ended June 30, 1998, compared to $22,141,797 for the six months ended June 30, 1997. The various components of revenue fluctuated as explained below.

Contract Revenue

     Contract revenue decreased to $2,328,799 for the six months ended June 30, 1998, compared to $6,022,610 during the same period in 1997. The decrease in contract revenue during the six months ended June 30, 1998, versus 1997 is primarily due to certain BETEX product sales by Vicorp completed during the six months ended June 30, 1997, which did not recur during the same period in 1998. Additionally, certain ESP product sales to MCI were completed in 1997 which did not recur during the same period in 1998.

Service and Support

     Service and support revenue decreased to $11,210,219 for the six months ended June 30, 1998, compared to $11,384,205 for the six months ended June 30, 1997.

     Service and support provided to MCI decreased to $826,931 for the six months ended June 30, 1998, compared to $1,020,824 for the six months ended June 30, 1997. Maintenance revenue generated from MCI regarding its ESP equipment decreased to $821,068 for the six months ended June 30, 1998, compared to $904,068 for the same period in 1997. In addition, the Company's service and support revenue relating to its software development services provided to MCI decreased to $5,863 for the six months ended June 30, 1998, from $116,756 for the same period in 1997.

     Service and support revenue for Vicorp BETEX products was $8,347,662 for the six months ended June 30, 1998, compared to $8,420,103 for the same period in 1997. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

     Service and support revenue for BFD was $1,905,310 for the six months ended June 30, 1998, compared to $1,890,254 for the six months ended June 30, 1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

License Fees

     License fee revenue decreased to $2,563,291 for the six months ended June 30, 1998 compared to $4,734,982 for the six months ended June 30, 1997. License fee revenue for the six months ended June 30, 1998, relating to its BETEX product line was $2,258,216 and $305,075 for the UniPort product line. The Company anticipates generating future license fee revenue for its BETEX and UniPort products, although no assurance can be given for such future revenue.

Cost of Sales and Gross Margin

     Cost of sales decreased to $8,802,398 (55 percent of revenue) for the six months ended June 30, 1998, compared to $9,507,537 (43 percent of revenue) for the six months ended June 30, 1997. Additionally, the Company's gross margin decreased to $7,299,911 (45 percent of revenue) for the six months ended June 30, 1998, compared to $12,634,260 (57 percent of revenue) for the six months ended June 30, 1997. The primary reason for the decrease in the Company's gross margin dollar amount is a decrease in the Company's total revenue. The decrease in the Company's gross margin percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue for the six months ended June 30, 1998 related to lower margin service and support sales versus the same period in 1997.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $11,793,737 for the six months ended June 30, 1998, compared to $11,144,778 for the six months ended June 30, 1997. The increase in selling, general and administrative expenses is primarily due to restructuring charges of $2,500,000 accrued in June 1998 as a result of office closings in Boston, Massachusetts; and New York, New York; and a headcount reduction of approximately 50 individuals.

     Offsetting these restructuring charges was a decrease of approximately $1,900,000 due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include payroll and related costs due to consolidation and elimination of certain functions (i.e. sales and marketing, product management, customer service). The Company improved its controls and accountability for the use of third party professional vendors (legal, public relations, management consultants, etc.) and independent contractors. In addition, the Company implemented a restructuring plan, including a 10 percent headcount reduction in January 1998.

Research, Engineering and Development

     Research, engineering and development expenses decreased to $2,233,707 for the six months ended June 30, 1998 compared to $2,235,366 for the six months ended June 30, 1997. The decrease in research, engineering and development expenses primarily relates to the reduction in development work associated with the Company's BETEX and UniPort products. However, resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

Depreciation and Amortization

     Depreciation and amortization was $1,678,208 for the six months ended June 30, 1998, compared to $3,464,861 for the six months ended June 30, 1997. The decrease is primarily due to amortization expenses incurred during the six months ended June 30, 1997, relating to intangible assets acquired with The Renaissance Group, Vicorp and BFD acquisitions that were written off subsequent to June 30, 1997 and, therefore, created no amortization during the 1998 period.

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

Interest Expense

     For the six months ended June 30, 1998, net interest expense increased to $494,029 compared to $32,211 during the same period in 1997. The increase in net interest expense is primarily due to the decrease in the Company's interest-bearing cash and cash equivalent amounts and the issuance of promissory notes of $6,000,000 in September 1997 that bear interest at 8 percent and $2,250,000 in April and May 1998 that bear interest at 9.5 percent.

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

Financial Position, Liquidity, and Capital Resources

     At June 30, 1998, the Company had working capital deficiency of $10,409,626 compared to net working capital of $3,591,655 at December 31, 1997. The decrease in net working capital is due in part to notes maturing in January 1999 issued to the Company's shareholders in September 1997 and to restructuring charges accrued in June 1998. The Company expects that in 1998, as in 1997, the Company will require additional external sources of capital to fund its operations, including working capital needs. The Company's Board of Directors formed a special committee for the purpose of analyzing additional external sources of capital that may be available to the Company and that can be accessed during 1998. The Company has already taken steps regarding the improvement of its cash flow and cash position, including:

     o Retained an investment banking firm to assist in the development and evaluation of future strategic initiatives, including potential financing opportunities;

     o Analyzing opportunities to sell certain non-core assets, including real estate; and

     o Implemented a restructuring plan to reduce operating expenses.

     In April 1998, Precision Systems, Inc. announced that its Board of Directors approved and the Company entered into a definitive agreement (the "Agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction is valued at approximately $100 million and is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions.

     Under terms of the Agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer WorldWide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) will contribute to Precision Systems $15,000,000 in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee, and Washington, D.C., in exchange for approximately 105,000,000 shares of Precision Systems' common stock.

     The Agreement further contemplates that all debt and preferred stock of the Company held by its major stockholders will be converted into common stock at the rate of $1.00 per share. The agreement provides for a $3,000,000 line of credit to be made available by Speer upon signing of the Agreement for operating capital requirements. As of June 30, 1998, the Company's outstanding balance owed on the line of credit was $2,250,000. After the transaction, Mr. Speer will control over 80 percent of the outstanding stock of Precision Systems. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of Precision Systems' major stockholders. RMS L.P. will also contribute certain real estate in Nashville as part of the transaction.

     The Company's accounts and contracts receivable decreased to $8,488,411 as of June 30, 1998, from $9,657,355 as of December 31, 1997. The decrease is primarily due to collection of certain receivables outstanding at December 31, 1997.

     The Company's supplies and other current assets increased to $3,247,658 as of June 30, 1998, from $1,980,451 as of December 31, 1997. The increase is primarily due to an increase in certain deferred costs and inventory items as of June 30, 1998.

     The Company's costs and earnings in excess of billings on uncompleted contracts decreased to $1,910,111 as of June 30, 1998, from $3,333,339 as of December 31, 1997. The decrease is primarily associated with the completion of certain of Vicorp's product delivery contracts in process for its customers. Such amounts as of June 30, 1998, are expected to be fully billed by Vicorp by October 1998.

     The Company's current portion of long-term debt increased to $8,389,887 as of June 30, 1998, from $294,375 as of December 31, 1997. The Company's long-term debt decreased to $239,204 as of June 30, 1998, from $6,240,184 as of December 31, 1997. The increase in the current portion of long-term debt and the decrease in long-term debt is due to a reclassification of $6,000,000 in promissory notes maturing in January 1999 and to the Company's borrowing of an additional $2,250,000 during the second quarter of 1998.

     The Company's accounts payable decreased to $5,415,192 as of June 30, 1998, from $5,505,996 as of December 31, 1997. The decrease is primarily due to the timing of certain vendor payments.

     The Company's accrued expenses increased to $8,593,965 as of June 30, 1998, from $6,110,800 as of December 31, 1997. The increase is primarily due to restructuring charges of $2,500,000 accrued in June 1998 offset by payments made during 1998 relating to amounts accrued at December 31, 1997.

     The Company's billings in excess of costs and earnings on uncompleted contracts decreased to $605,797 as of June 30, 1998, from $2,780,251 as of December 31, 1997. The decrease is primarily associated with the completion of certain of Vicorp's software development contracts in process for its customers.

     The Company's deferred revenue balance increased to $2,186,568 as of June 30, 1998, from $1,270,825 as of December 31, 1997. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers.

     The Company incurred approximately $1,267,000 in expenditures for capital assets during the six months ended June 30, 1998. Future levels of capital expenditures will be dependent upon cash availability from operating activities and additional sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions.

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

     None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

         On May 6, 1998, the Company filed a report on Form 8-K announcing its Board of Directors approved and the Company entered into a definitive agreement with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRECISION SYSTEMS, INC.


                              By: /S/ KENNETH M. CLINEBELL
                                  ---------------------------------------
                                  Kenneth M. Clinebell
                                  President and Chief Financial Officer

August 14, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 1998.


  Signature                                Title

  /s/ KENNETH M. CLINEBELL                 President and Chief Financial Officer
  ----------------------------             (Principal Financial Officer)
  Kenneth M. Clinebell

  /s/ CARLA K. NEWSOME                     Controller
  ----------------------------             (Principal Accounting Officer)
  Carla K. Newsome