Form 10-K/A
period 1997-12-31
PRECISION SYSTEMS INC
filed 1998-10-09
CIK 886074

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                AMENDMENT NO. 2
                                       TO
                                    FORM 10-K


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

                             ---------------------

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

                                 Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


         As of March 12, 1998, there were outstanding 17,779,537 shares of Common Stock, 10,000 shares of Series A preferred stock and 4,500 shares of Series B preferred stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1998, was $25,566,974.

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

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:


                Documents                         Form 10-K/A Reference
                ---------                         ---------------------


            The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information distributed in connection with the 1998 Annual Meeting of Shareholders of the registrant.


                                              PRECISION SYSTEMS, INC.

                                                   Form 10-K/A

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

Fiscal Years Ended December 31, 1997 and December 31, 1996 (unaudited)

Total Revenues

     Total revenues increased to $40,612,387 in fiscal 1997 compared to $36,372,805 in fiscal 1996. The various components of revenue fluctuated as explained below:

Contract Revenue


     Contract revenue, consisting primarily of telecommunications equipment hardware sales, decreased to $6,203,229 in fiscal 1997 compared to $11,055,923 in fiscal 1996. The decrease is primarily due to certain ESP product sales to MCI completed in 1996 which did not recur during the same period in 1997. Offsetting the overall decrease in ESP product sales is an increase in contract revenues associated with Vicorp's BETEX products of $5,419,591 in fiscal 1997 compared to $3,797,166 in fiscal 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations include the operations of Vicorp since the acquisition date in April 1996. The Company expects the revenue generated from the sale of BETEX products to increase during 1998.

Service and Support


     Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, increased to $23,813,564 in fiscal 1997 compared to $17,539,456 in fiscal 1996.

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

Purchased Research and Development


     Purchased research and development expense of $19,500,000 in fiscal 1996 represents the purchase price allocation to in-process research and development acquired through the Company's acquisition of Vicorp that had not yet reached technological feasibility and had no alternative future use.

     In April, 1996, the Company acquired substantially all the common stock of Vicorp N.V. by issuing 3,135,467 shares of newly issued common stock. In addition, the Company assigned certain outstanding obligations of Vicorp N.V. and converted options issued to Vicorp employees into options to purchase the Company's common stock. The Company originally allocated the excess purchase price over the fair value of net tangible assets acquired to identifiable intangible assets. In performing this allocation, the Company considered, among other factors, the operating performance of Vicorp N.V.'s technologies being sold to its customer base, and the research and development projects in-process at the date of the acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of development of in-process projects at the time of the acquisition, the business-related importance of each project to the overall research and development plan, and the projected incremental cash flows from the in-process projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

     The Company intended to incur in excess of $5 million, relating to payroll and related costs, to develop the in-process technology into commercially viable products from the acquisition date to 1999. The Company expected to benefit from the purchased in-process research and development by 1999.

     If these projects were not successfully developed, the Company might not realize the value assigned to the in-process research and development projects. In addition, the value of other acquired intangible assets might also become impaired. The unsuccessful completion of these in-process research and development efforts might have a material adverse effect on the Company's financial position and operations.

     From the April, 1996 acquisition date through December, 1997, the Company's efforts at completing such in-process research and development projects were unsuccessful and produced negative cash flows that significantly impacted the Company's financial position and operations. Additionally, due to the Company's continued negative results from operations, the remaining acquired intangible assets were written-off in full during the fourth quarter of 1997.

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

Contract Revenue


     Contract revenue, consisting primarily of telecommunications equipment hardware sales, was $3,729,171 during the four months ended December 31, 1996, compared to $4,110,355 for the four months ended December 31, 1995. The decrease in contract revenue during the four months ended December 31, 1996, compared to the four months ended December 31, 1995, is primarily due to certain ESP product sales to MCI completed in 1995 that did not recur during the same period in 1996.


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

Service and Support


     Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, increased to $7,959,984 for the four months ended December 31, 1996, compared to $956,539 for the four months ended December 31, 1995.


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

Fiscal Years Ended August 31, 1996 and August 31, 1995

Total Revenues

     Total revenues increased to $26,702,827 for the year ended August 31, 1996, compared to $21,521,733 for the year ended August 31, 1995. The various components of revenue fluctuated as explained below:

Contract Revenue


     Contract revenue, consisting primarily of telecommunications equipment hardware sales, was $13,724,228 for the year ended August 31, 1996, compared to $15,337,054 for the year ended August 31, 1995. The decrease in contract revenue during the year ended August 31, 1996, compared to the year ended August 31, 1995, is primarily due to lower ESP product related sales to MCI and to lower UniPort product sales in total. The decrease in ESP product sales for the year ended August 31, 1996, was due to a sale to MCI for the year ended August 31, 1995, that did not recur in 1996. The decrease in UniPort product related contract revenue ($2,122,874 for the year ended August 31, 1996, compared to $5,614,286 for the year ended August 31, 1995) was due to lower customer deliveries for the product.

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

Service and Support


     Revenues from service and support, consisting primarily of custom development services, maintenance services, and service bureau services, were $9,220,291 and $5,741,646 for the years ended August 31, 1996 and 1995, respectively. During 1994, the Company entered into a joint development agreement with MCI relating to the ESP. This agreement generated $2,863,000 of service and support revenue for the year ended August 31, 1995. In addition, beginning in 1993, the Company began earning maintenance fees on the ESP products delivered to MCI. For the years ended August 31, 1996 and 1995, MCI maintenance fees were approximately $1,249,000 and $930,000, respectively. Service and support revenue relating to this maintenance increased for the years ended August 31, 1996 and 1995, as additional ESP nodes were delivered to MCI and these nodes required maintenance services. Service and support provided to HSN decreased to $1,448,088 for the year ended August 31, 1996, compared to $1,909,354 for the year ended August 31, 1995. HSN's service and support contract was renegotiated in 1995, which resulted in a reduction of both the level of maintenance services and the revenue earned. UniPort service and support revenue for each of the years ended August 31, 1996 and 1995, was less than $100,000. Such service and support revenue for UniPort customers is expected to increase during fiscal 1997 as additional products, which will require maintenance support, are delivered.

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

Purchased Research and Development


     Purchased research and development expense of $19,500,000 for the year ended August 31, 1996, represents the purchase price allocation to in-process research and development acquired through the Company's acquisition of Vicorp that had not yet reached technological feasibility and had no alternative future use.

     In April, 1996, the Company acquired substantially all the common stock of Vicorp N.V. by issuing 3,135,467 shares of newly issued common stock. In addition, the Company assigned certain outstanding obligations of Vicorp N.V. and converted options issued to Vicorp employees into options to purchase the Company's common stock. The Company originally allocated the excess purchase price over the fair value of net tangible assets acquired to identifiable intangible assets. In performing this allocation, the Company considered, among other factors, the operating performance of Vicorp N.V.'s technologies being sold to its customer base, and the research and development projects in-process at the date of the acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of development of in-process projects at the time of the acquisition, the business-related importance of each project to the overall research and development plan, and the projected incremental cash flows from the in-process projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

     The Company intended to incur in excess of $5 million, relating to payroll and related costs, to develop the in-process technology into commercially viable products from the acquisition date to 1999. The Company expected to benefit from the purchased in-process research and development by 1999.

     If these projects were not successfully developed, the Company might not realize the value assigned to the in-process research and development projects. In addition, the value of other acquired intangible assets might also become impaired. The unsuccessful completion of these in-process research and development efforts might have a material adverse effect on the Company's financial position and operations.

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

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 supercedes SOP 91-1, "Software Revenue Recognition" and provides guidance on when and in what amounts revenue should be recognized for the licensing, selling, leasing or marketing of computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that the adoption of SOP 97-2 will not have a material impact on the financial condition or the results of operations of the Company.

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
                                                                                   ================ ===============


              The accompanying notes are an integral part of these consolidated financial statements.
                                                       30

                                     PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             Four
                                                            Year            Months
                                                            Ended            Ended
                                                         December 31,     December 31,       Years Ended August 31,
                                                            1997             1996            1996             1995
                                                            ----             ----            ----             ----
Revenues
   Contract revenues............................. $      6,203,229 $      3,729,171  $    13,724,228  $    15,337,054
   Service and support...........................       23,813,564        7,959,984        9,220,291        5,741,646
   License fee revenue...........................       10,595,594        3,172,868        3,758,308          436,800
   Other income..................................            -                -                -                6,233
                                                  ---------------- ----------------- ---------------- ---------------
                                                        40,612,387       14,862,023       26,702,827       21,521,733
                                                  ---------------- ----------------- ---------------- ---------------

Cost of sales, exclusive of depreciation and
   amortization shown separately below...........       15,152,116        3,442,705        6,023,989        7,824,646
                                                  ---------------------------------- ---------------- ---------------
                                                        25,460,271       11,419,318       20,678,838       13,697,087
                                                  ---------------------------------- ---------------- ---------------

Operating Expenses
   Selling, general and administrative...........       23,421,901       10,899,572       23,849,385        9,034,490
   Research, engineering and development.........        6,416,539        1,964,284        5,249,377        3,172,185
   Depreciation and amortization.................        7,042,929        2,265,126        4,714,227        4,007,208
   Purchased research and development............            -                -           19,500,000            -
   Impairment of intangible assets...............       14,285,907            -            3,829,424            -
                                                  ---------------- ----------------- ---------------- -----------
                                                        51,167,276       15,128,982       57,142,413       16,213,883
                                                  ---------------- ----------------- ---------------- ---------------
Operating loss...................................      (25,707,005)      (3,709,664)     (36,463,575)      (2,516,796)
Interest income (expense), net...................         (351,711)         124,561          507,200            1,007
Gain on sale of marketable equity securities.....            -                -            1,262,414            -
                                                  ---------------- ----------------- ---------------- -----------
Loss before income taxes.........................      (26,058,716)      (3,585,103)     (34,693,961)      (2,515,789)
Income tax benefit...............................            -              118,288            -                -
                                                  ---------------- ----------------- ---------------- -----------
Loss from Continuing Operations..................      (26,058,716)      (3,466,815)     (34,693,961)      (2,515,789)
                                                  ---------------- ----------------- ---------------- ----------------
Loss from Discontinued Operations
   Loss from operations of discontinued
     subsidiary..................................            -                -                -             (661,974)
   Gain from sale of discontinued subsidiary.....            -                -                -              529,419
                                                  ---------------- ----------------- ---------------- ---------------
                                                             -                -                -             (132,555)
                                                  ---------------- ----------------- ---------------- ----------------
Net Loss.........................................      (26,058,716)      (3,466,815)     (34,693,961)      (2,648,344)
Preferred stock dividend requirements............         (612,327)        (116,318)        (349,883)        (347,048)
                                                  ---------------- ----------------- ---------------- ----------------
Net Loss Applicable to Common Stock.............. $    (26,671,043)$     (3,583,133) $   (35,043,844) $    (2,995,392)
                                                  ================ ================ ================ ================

Basic and Diluted Loss Per Share
   Loss from continuing operations............... $          (1.48)$           (.20) $         (2.36) $          (.23)
                                                  ================ ================= ================ ================
   Loss from discontinued operations............. $          -     $          -      $         -      $          (.01)
                                                  ================ ================= ================ ================
   Net loss applicable to common stock........... $          (1.51)$           (.21) $         (2.39) $          (.27)
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

Revenue Recognition


     Revenues, other than from long-term contracts, generally are recognized when the products are delivered or the service has been rendered. Revenues from long-term contracts are recognized under the percentage-of-completion method, based on contract costs incurred to date compared with the Company's estimate of total contract costs and profit. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance and are included in contract costs in the consolidated statements of operations. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 91-1, "Software Revenue Recognition." Revenue from post-contract customer support is recognized ratably over the service period. Revenue from software licenses is recognized upon delivery of the software.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 supercedes SOP 91-1, "Software Revenue Recognition" and provides guidance on when and in what amounts revenue should be recognized for the licensing, selling, leasing or marketing of computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that the adoption of SOP 97-2 will not have a material impact on the financial condition or the results of operations of the Company.

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

     The following table provides information on the weighted average shares of dilutive securities which are not included in the diluted loss per share calculation because their inclusion would be anti-dilutive:


                                                                         Four
                                                        Year            Months
                                                        Ended            Ended             Years Ended August 31,
                                                    December 31,     December 31,    --------------------------------
                                                        1997             1996              1996             1995
                                                  -----------------  --------------- ---------------- ---------------
     Preferred convertible securities............        2,460,098        1,218,487        1,530,815        1,826,706
     Stock options and restricted stock..........        1,502,496        2,087,561        1,724,584        1,497,113
                                                  ----------------- ---------------- ---------------- ---------------
                                                         3,962,594        3,306,048        3,255,399        3,323,819
                                                  ================= ================ ================ ===============


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
                                                                               ---------------- ---------------

     Costs and estimated earnings on uncompleted contracts of $3,333,339 and $3,064,978, not billed as of December 31, 1997, and December 31, 1996, respectively, are comprised principally of revenue recognized on contracts for which billings had not been presented to the customer because the amounts were not billable at the balance sheet date. These amounts will be billable based on the terms of the contract, generally including the attainment of certain project milestones, installation of the product, the completion of certain performance testing, and acceptance of the product by the customer. The receivables, as of December 31, 1997, and December 31, 1996, are expected to be fully billed by June 30, 1998, and June 30, 1997, respectively.


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

     The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets -- developed technology value, assembled work force value, goodwill and purchased in-process research and development. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, the Company expensed the amount of the Vicorp purchase price allocated to in-process research and development of $19,500,000 as of the date of the acquisition in accordance with generally accepted accounting principles.

     The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of in-process research and development projects at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 20 percent, which represents a premium to the Company's cost of capital. The estimated revenues assume annual revenue growth rates of between approximately 15 to 40 percent during 1999 to 2005. Estimated revenues peek in 2005 and declines thereafter as other new products are introduced. These projections were based on management's estimate of market size and growth, expected trends in technology and the expected timing of new product introductions. The remaining identifiable intangible assets from the Vicorp acquisition are amortized on a straight-line basis over lives ranging from three to seven years. If these in-process research and development projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

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

                 Pro-Forma Unaudited Year Ended August 31, 1996


Revenue....................................................................................... $    50,621,909
                                                                                               ===============
Net loss...................................................................................... $   (35,639,010)
                                                                                               ===============
Net loss per common share..................................................................... $         (2.13)
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

             Pro-Forma Unaudited Four Months Ended December 31, 1996


Revenues...................................................................................... $    15,119,530
                                                                                               ===============
Net loss...................................................................................... $    (3,510,055)
                                                                                               ===============
Net loss per common share..................................................................... $          (.20)
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

                                                  PRECISION SYSTEMS, INC.


                                                   By:  /s/ KENNETH M. CLINEBELL
                                                        ------------------------
                                                        Kenneth M. Clinebell
                                                        President and Chief
                                                        Financial Officer

October 9, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 9, 1998.


          Signature                             Title
          ---------                             -----



  /s/ KENNETH M. CLINEBELL           President and Chief Financial Officer
  ------------------------
    Kenneth M. Clinebell             (Principal Financial Officer)

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