Form 10-Q/A
period 1998-03-31
PRECISION SYSTEMS INC
filed 1998-10-09
CIK 886074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO.1
                                       TO
                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

                          Commission File No. 000-20068

                             PRECISION SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    41-1425909
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

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

                         PART I - FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                   Three months ended March 31,
                                                                              --------------------------------------
                                                                                     1998                1997
                                                                              ------------------  ------------------
Revenues
   Contract revenue.......................................................... $          755,017  $        1,811,053
   Service and support ......................................................          4,983,879           6,284,043
   License fee revenue.......................................................            929,521           1,960,195
                                                                              ------------------- -------------------
                                                                                       6,668,417          10,055,291
                                                                              ------------------- -------------------

Cost of Sales, exclusive of depreciation and amortization
   shown separately below....................................................          4,212,263           4,306,864
                                                                              ------------------- -------------------
                                                                                       2,456,154           5,748,427
                                                                              ------------------- -------------------

Operating Expenses
   Selling, general, and administrative......................................          4,702,384           5,480,677
   Research, engineering and development.....................................          1,165,346           1,035,828
   Depreciation and amortization.............................................            832,790           1,756,405
                                                                              ------------------- -------------------
                                                                                       6,700,520           8,272,910
                                                                              ------------------- -------------------
Operating loss...............................................................         (4,244,366)         (2,524,483)
Interest expense, net........................................................            (90,627)            (87,753)
                                                                              ------------------- -------------------
Loss before income taxes.....................................................         (4,334,993)         (2,612,236)
Income taxes.................................................................              -                   -
                                                                              ------------------- -------------------
Net Loss.....................................................................         (4,334,993)         (2,612,236)
Preferred stock dividend requirements........................................           (170,949)            (85,808)
                                                                              ------------------- -------------------
Net Loss Applicable to Common Stock.......................................... $       (4,505,942) $       (2,698,044)
                                                                              =================== ===================
Basic and Diluted Loss Per Share
   Net loss.................................................................. $             (.24) $             (.15)
                                                                              =================== ===================
   Net loss applicable to common stock....................................... $             (.25) $             (.15)
                                                                              =================== ===================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,         December 31,
                                                                                     1998                1997
                                                                              ------------------  ------------------
                                   ASSETS                                         (unaudited)
Current Assets
   Cash and cash equivalents................................................. $        2,006,174  $        4,582,757
   Accounts and contracts receivable, net....................................          8,550,958           9,657,355
   Supplies and other current assets.........................................          2,072,615           1,980,451
   Costs and earnings in excess of billings on uncompleted
     contracts...............................................................          4,595,496           3,333,339
                                                                              ------------------- -------------------
       Total current assets..................................................         17,225,243          19,553,902
                                                                              ------------------- -------------------
Property, Plant and Equipment, Net..........................................           8,940,132           8,869,177
Intangible Assets, Net.......................................................             50,454              52,474
                                                                              ------------------- -------------------
                                                                              $       26,215,829  $       28,475,553
                                                                              =================== ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt......................................... $        6,214,869  $          294,375
   Accounts payable..........................................................          5,410,232           5,505,996
   Accrued expenses..........................................................          5,944,508           6,110,800
   Billings in excess of costs and earnings on uncompleted
     contracts...............................................................          3,951,392           2,780,251
   Deferred revenue..........................................................          2,302,004           1,270,825
                                                                              ------------------- -------------------
     Total current liabilities...............................................         23,823,005          15,962,247
                                                                              ------------------- -------------------
Long-term Debt...............................................................            246,977           6,240,184
                                                                              ------------------- -------------------
Commitments and Contingencies (Note 4).......................................
Stockholders' Equity
   Non-redeemable preferred stock -- $.01 par value; authorized 50,000 shares:
       Series A 6 percent Cumulative Convertible Preferred Stock; convertible at
         $4.76 per share; issued and outstanding
         10,000 shares; liquidation preference $5,800,000....................                100                 100
       Series B 8 percent Cumulative Convertible Preferred Stock;
         convertible at $4.47 per share, issued and outstanding
         4,500 shares; liquidation preference $4,500,000.....................                 45                  45
   Common stock-- $.01 par value; authorized 30,000,000 shares,
     issued 17,912,525 and 17,906,025 shares, respectively...................            179,125             179,061
   Additional paid-in capital................................................        113,829,119         114,000,071
   Accumulated deficit.......................................................       (113,629,098)       (109,294,105)
   Treasury stock (132,937 shares)-- at cost.................................           (422,360)           (422,360)
   Accumulated preferred stock dividends.....................................          1,846,150           1,675,201
   Cumulative foreign currency translation adjustment........................            431,516             312,609
   Unearned compensation.....................................................            (88,750)           (177,500)
                                                                              ------------------- -------------------
     Total stockholders' equity..............................................          2,145,847           6,273,122
                                                                              ------------------- -------------------
                                                                              $       26,215,829  $       28,475,553
                                                                              =================== ===================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Three months ended March 31,
                                                                                -------------------------------------
                                                                                       1998                 1997
                                                                                ----------------    -----------------
Cash Flows -- Operating Activities:
   Net loss..................................................................     $   (4,334,993)    $    (2,612,236)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation and amortization...........................................            832,790           1,756,405
     Provision for losses on accounts receivable.............................              -                  82,806
     Amortization of unearned compensation...................................             88,750               -
     Loss on sale of property, plant and equipment...........................             55,146               -
     Change in current assets and liabilities:
       Accounts and contracts receivable.....................................          1,100,807           1,396,690
       Costs and estimated earnings in excess of billings....................         (1,262,157)           (834,434)
       Supplies and other current assets.....................................            (97,339)            (25,493)
       Accounts payable......................................................            (95,764)          1,047,724
       Accrued expenses......................................................            (30,705)           (785,529)
       Billings in excess of earnings on incomplete contracts................          1,171,141            (694,144)
       Deferred revenue......................................................          1,031,179           1,172,024
                                                                              ------------------- -------------------
         Net cash (used in) provided by operating activities.................         (1,541,145)            503,813
                                                                              ------------------- -------------------

Cash Flows -- Investing Activities:
   Purchase of property, plant and equipment.................................           (941,396)           (393,127)
                                                                              ------------------- -------------------
     Net cash used in investing activities...................................           (941,396)           (393,127)
                                                                              ------------------- -------------------

Cash Flows -- Financing Activities:
   Repayment of note payable.................................................            (94,106)         (1,438,940)
   Proceeds from issuance of common stock....................................                 64               2,679
                                                                              ------------------- -------------------
     Net cash used in financing activities...................................            (94,042)         (1,436,261)
                                                                              ------------------- -------------------

Net decrease in cash and cash equivalents....................................         (2,576,583)         (1,325,575)
Cash and cash equivalents at beginning of period.............................          4,582,757           4,601,818
                                                                              ------------------- -------------------
Cash and cash equivalents at end of period................................... $        2,006,174  $        3,276,243
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


     The following table provides information on the weighted average shares of dilutive securities which are not included in the diluted loss per share calculation because their inclusion would be anti-dilutive:


                                                                                    Three months ended March 31,
                                                                              ---------------------------------------
                                                                                     1998                   1997
                                                                              ------------------- -------------------
     Preferred convertible securities........................................          3,500,198           1,218,487
     Stock options and restricted stock......................................          2,193,445           2,094,196
                                                                              ------------------- -------------------
                                                                                       5,693,643           3,312,683
                                                                              =================== ===================


3.   LONG-TERM DEBT

                                                                                    March 31,         December 31,
                                                                                     1998                 1997
                                                                              ------------------- -------------------
                                                                                    (unaudited)
Notes payable to shareholders, interest at 8 percent, unsecured, and
   due January 1999.......................................................... $        6,000,000  $        6,000,000
Capital lease obligation, interest rates varying from 6 percent to
   9 percent; collateralized by assets with net book value of
   approximately $400,000 and maturing through the year 2001.................            461,846             534,559
                                                                              ------------------- -------------------
                                                                                       6,461,846           6,534,559
Less current portion.........................................................         (6,214,869)           (294,375)
                                                                              ------------------- -------------------
                                                                              $          246,977  $        6,240,184
                                                                              =================== ===================

                                        5

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


                                                                    Percentage of Revenue
                                                                     Three Months Ended                Percentage
                                                                          March 31,                     Increase
                                                           ---------------------------------------     (Decrease)
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


     Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Adoption of SOP 97-2 did not have a material impact on the financial condition or the results of operations of the Company.


Contract Revenue


     Contract revenue, consisting primarily of telecommunications equipment hardware sales, was $755,017 for the three months ended March 31, 1998, compared to $1,811,053 during the same period in 1997. The decrease in contract revenue during the three months ended March 31, 1998 versus 1997 is primarily due to certain BETEX product sales by Vicorp completed during the three months ended March 31, 1997, which did not recur during the same period in 1998.

Service and Support


     Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, decreased to $4,983,879 for the three months ended March 31, 1998, compared to $6,284,043 for the three months ended March 31, 1997.


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


                Signature                                Title
                ---------                                -----


        /s/ KENNETH M. CLINEBELL           President and Chief Financial Officer
        ------------------------           (Principal Financial Officer)
          Kenneth M. Clinebell

          /s/ CARLA K. NEWSOME             Controller
        ------------------------           (Principal Accounting Officer)
            Carla K. Newsome