Form 10-Q/A
period 1998-06-30
PRECISION SYSTEMS INC
filed 1998-10-09
CIK 886074

================================================================================

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

Common Stock.........................................................17,847,845

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                    PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                   Three months ended June 30,      Six months ended June 30,
                                   ---------------------------      -------------------------
                                       1998             1997           1998            1997
                                       ----             ----           ----            ----
Revenues
  Contract revenue .............. $  1,573,783    $  4,211,557    $  2,328,799    $  6,022,610
  Service and support............    6,226,340       5,100,162      11,210,219      11,384,205
  License fee revenue............    1,633,768       2,774,787       2,563,291       4,734,982
                                  ------------    ------------    ------------    ------------
                                     9,433,891      12,086,506      16,102,309      22,141,797
                                  ------------    ------------    ------------    ------------

Cost of Sales, exclusive of
  depreciation and amortization
  shown separately below.........    4,590,134       5,200,673       8,802,398       9,507,537
                                  ------------    ------------    ------------    ------------
                                     4,843,757       6,885,833       7,299,911      12,634,260
                                  ------------    ------------    ------------    ------------

Operating Expenses
  Selling, general, and
    administrative ..............    7,091,353       5,664,101      11,793,737      11,144,778
  Research, engineering and
    development..................    1,068,362       1,199,538       2,233,707       2,235,366
  Depreciation and amortization..      845,418       1,708,456       1,678,208       3,464,861
                                  ------------    ------------    ------------    ------------
                                     9,005,133       8,572,095      15,705,652      16,845,005
                                  ------------    ------------    ------------    ------------
Operating loss                      (4,161,376)     (1,686,262)     (8,405,741)     (4,210,745)
Interest income (expense), net...     (403,402)         55,542        (494,029)        (32,211)
                                  ------------    ------------    ------------    ------------
Loss before income taxes ........   (4,564,778)     (1,630,720)     (8,899,770)     (4,242,956)
Income taxes ....................         --              --              --              --
                                  ------------    ------------    ------------    ------------
Net Loss ........................   (4,564,778)     (1,630,720)     (8,899,770)     (4,242,956)
Preferred stock dividend
  requirements ..................     (176,509)       (169,611)       (347,458)       (255,419)
                                  ------------    ------------    ------------    ------------
Net Loss Applicable to
  Common Stock .................. $ (4,741,287)   $ (1,800,331)   $ (9,247,228)   $ (4,498,375)
                                  ============    ============    ============    ============
Basic and Diluted Loss Per
  Share:
    Net loss .................... $       (.26)   $       (.09)   $       (.50)   $       (.24)
                                  ============    ============    ============    ============
    Net loss applicable to common
       stock .................... $       (.27)   $       (.10)   $       (.52)   $       (.26)
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


     The following table provides information on the weighted average shares of dilutive securities which are not included in the diluted loss per share calculation because their inclusion would be anti-dilutive:


                                                 Three months ended June 30,               Six months ended June 30,
                                           ------------------------------------   -------------------------------------
                                                  1998                1997                  1998                1997
                                           ---------------- -------------------   ----------------- -------------------
     Preferred convertible
       securities......................          3,500,198           2,435,081           3,500,198           1,830,145
     Stock options and restricted
       stock...........................          1,834,364           2,188,741           1,817,967           2,090,656
                                          ----------------- -------------------   ----------------- -------------------
                                                 5,334,562           4,623,822           5,318,165           3,920,801
                                          ================= ===================   ================= ===================

3. LONG-TERM DEBT

                                                                               June 30,        December 31,
                                                                                 1998             1997
                                                                                 ----             ----
                                                                               (unaudited)
  Notes payable to shareholders, interest at 8 percent, unsecured, and
    due January 1999                                                          $6,000,000        $6,000,000
  Note payable to shareholder, interest at 9.5 percent, unsecured and
    due September 1998                                                         2,250,000                 -
  Capital lease obligation, interest rates varying from 6 percent to
    9 percent; collateralized by assets with net book value of
    approximately $400,000 and maturing through the year 2001                    379,091           534,559
                                                                            ------------      ------------
                                                                               8,629,091         6,534,559
  Less current portion                                                        (8,389,887)         (294,375)
                                                                            ------------      ------------
                                                                                $239,204        $6,240,184
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

Contract Revenue


     Contract revenue, consisting primarily of telecommunications equipment hardware sales, decreased to $1,573,783 for the three months ended June 30, 1998, compared to $4,211,557 during the same period in 1997. The decrease in contract revenue during the three months ended June 30, 1998 versus 1997 is primarily due to certain BETEX product sales by Vicorp completed during the three months ended June 30, 1997, which did not recur during the same period in 1998. In addition, certain ESP product sales to MCI were completed in 1997 which did not recur during the same period in 1998.

Service and Support

     Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, increased to $6,226,340 for the three months ended June 30, 1998, compared to $5,100,162 for the three months ended June 30, 1997.

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

Contract Revenue

     Contract revenue, consisting primarily of telecommunications equipment hardware sales, decreased to $2,328,799 for the six months ended June 30, 1998, compared to $6,022,610 during the same period in 1997. The decrease in contract revenue during the six months ended June 30, 1998, versus 1997 is primarily due to certain BETEX product sales by Vicorp completed during the six months ended June 30, 1997, which did not recur during the same period in 1998. Additionally, certain ESP product sales to MCI were completed in 1997 which did not recur during the same period in 1998.

Service and Support

     Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, decreased to $11,210,219 for the six months ended June 30, 1998, compared to $11,384,205 for the six months ended June 30, 1997.

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