Form 10-Q
period 1998-09-30
PRECISION SYSTEMS INC
filed 1998-11-13
CIK 886074

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q
      [Mark One]

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                                          OR

      [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from _______________ to ______________

                            Commission File No. 000-20068

                               PRECISION SYSTEMS, INC.
               --------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                     Delaware                         41-1425909
          ------------------------------- ---------------------------------
          (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

                11800 30th Court North, St. Petersburg, Florida  33716
               --------------------------------------------------------
                       (Address of principal executive offices)

                                    (813) 572-9300
               --------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not applicable
               --------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

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

           Total number of shares of outstanding capital stock as of November 9, 1998:

      Common Stock  . . . . . . . . . . . . . . . . . . . . . . . .  17,853,169


                                    PART I   FINANCIAL INFORMATION

       ITEM 1   FINANCIAL STATEMENTS

                               PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                              Three months ended         Nine months ended
                                                 September 30,              September 30,
                                          --------------------------- ---------------------------
                                              1998          1997          1998          1997
                                          ------------- ------------- ------------- -------------
       Revenues
         Contract revenue  . . . . . . .  $    995,428  $  2,168,944  $  3,324,227  $  8,191,554
         Service and support   . . . . .     4,587,435     6,270,975    15,797,654    17,655,180
         License fee revenue . . . . . .     3,235,405     2,880,284     5,798,695     7,615,266
                                          ------------- ------------- ------------- -------------
                                             8,818,268    11,320,203    24,920,576    33,462,000
                                          ------------- ------------- ------------- -------------
       Cost of Sales, exclusive of
         depreciation and amortization
         shown separately below  . . . .     4,212,762     4,829,309    13,015,159    14,336,846
                                          ------------- ------------- ------------- -------------
                                             4,605,506     6,490,894    11,905,417    19,125,154
                                          ------------- ------------- ------------- -------------
       Operating Expenses
         Selling, general, and
          administrative . . . . . . . .     3,810,972     4,863,487    15,604,709    16,008,265
         Research, engineering and
          development  . . . . . . . . .       581,723     1,312,268     2,815,430     3,547,634
         Depreciation and amortization .       777,219     1,699,246     2,455,427     5,164,107
                                          ------------- ------------- ------------- -------------
                                             5,169,914     7,875,001    20,875,566    24,720,006
                                          ------------- ------------- ------------- -------------
       Operating loss  . . . . . . . . .      (564,408)   (1,384,107)     (8,970,149)  5,594,852)
       Interest income (expense), net  .      (114,912)       53,102      (608,941)       20,891
                                          ------------- ------------- ------------- -------------
       Loss before income taxes  . . . .      (679,320)   (1,331,005)   (9,579,090)    (5,573,96)
       Income taxes  . . . . . . . . . .         -             -             -             -
                                          ------------- ------------- ------------- -------------
       Net Loss  . . . . . . . . . . . .      (679,320)   (1,331,005)   (9,579,090)   (5,573,961)
       Preferred stock dividend
         requirements  . . . . . . . . .      (178,462)     (178,454)     (525,920)     (433,873)
                                          ------------- ------------- ------------- -------------
       Net Loss Applicable to
         Common Stock  . . . . . . . . .  $   (857,782) $ (1,509,459) $(10,105,010) $ (6,007,834)
                                          ============= ============= ============= =============
       Basic and Diluted Loss Per Share:
          Net loss . . . . . . . . . . .  $       (.04) $       (.08) $       (.54) $       (.33)
                                          ============= ============= ============= =============
          Net loss applicable to common
            stock  . . . . . . . . . . .  $       (.05) $       (.09) $       (.57) $       (.35)
                                          ============= ============= ============= =============



                         The accompanying notes are an integral part of these
                             condensed consolidated financial statements.


                           PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,   December 31,
                                                     1998            1997
                        ASSETS                 ---------------- ---------------
      -----------------------------------------   (unaudited)

      Current Assets
       Cash and cash equivalents  . . . . . . .$     2,338,418  $    4,582,757
       Accounts and contracts receivable,
         net  . . . . . . . . . . . . . . . . .      7,566,107       9,657,355
       Supplies and other current assets  . . .      2,791,603       1,980,451
       Costs and earnings in excess of
         billings on uncompleted contracts  . .      2,283,496       3,333,339
                                               ---------------- ---------------
          Total current assets  . . . . . . . .     14,979,624      19,553,902
                                               ---------------- ---------------
      Property, Plant and Equipment, Net  . . .      7,670,638       8,869,177
      Intangible Assets, Net  . . . . . . . . .         42,419          52,474
                                               ---------------- ---------------
                                               $    22,692,681  $   28,475,553
                                               ================ ===============

                   LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIT)
      -----------------------------------------

      Current Liabilities
       Current portion of long-term debt  . . .$     9,115,309  $      294,375
       Accounts payable   . . . . . . . . . . .      4,757,192       5,505,996
       Accrued expenses   . . . . . . . . . . .      8,453,882       6,110,800
       Billings in excess of costs and
         earnings on uncompleted contracts  . .      2,124,590       2,780,251
       Deferred revenue   . . . . . . . . . . .      1,050,367       1,270,825
                                               ---------------- ---------------
         Total current liabilities  . . . . . .     25,501,340      15,962,247
                                               ---------------- ---------------
      Long-term Debt  . . . . . . . . . . . . .        221,488       6,240,184
                                               ---------------- ---------------

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.


                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                 September 30,   December 31,
                                                     1998            1997
                                               ---------------- ---------------
                                                  (unaudited)

      Commitments and Contingencies . . . . . .

      Stockholders' Equity (Deficit)
       Non-redeemable preferred stock   $.01
         par value; authorized 50,000 shares:
          Series A 6 percent Cumulative
           Convertible Preferred Stock;
           convertible at $4.76 per share;
           issued and outstanding 10,000
           shares; liquidation preference
           $5,800,000 . . . . . . . . . . . . .            100             100
          Series B 8 percent Cumulative
           Convertible Preferred Stock;
           convertible at $4.47 per share,
           issued and outstanding 4,500 shares;
           liquidation preference $4,500,000  .             45              45
       Common stock   $.01 par value;
         authorized 30,000,000 shares, issued
         17,986,106 and 17,906,025 shares,
         respectively . . . . . . . . . . . . .        179,861         179,061
       Additional paid-in capital   . . . . . .    113,728,453     114,000,071
       Accumulated deficit  . . . . . . . . . .   (118,873,195)   (109,294,105)
       Treasury stock (132,937 shares) -
         at cost  . . . . . . . . . . . . . . .       (422,360)       (422,360)
       Accumulated preferred stock
         dividends  . . . . . . . . . . . . . .      2,201,121       1,675,201
       Cumulative foreign currency translation
         adjustment . . . . . . . . . . . . . .        169,578         312,609
       Unearned compensation  . . . . . . . . .        (13,750)       (177,500)
                                               ---------------- ---------------
         Total stockholders' equity (deficit) .     (3,030,147)      6,273,122
                                               ---------------- ---------------
                                               $    22,692,681  $   28,475,553
                                               ================ ===============

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.


                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                       Nine months ended
                                                         September 30,
                                               --------------------------------
                                                     1998            1997
                                               ---------------- ---------------
      Cash Flows   Operating Activities:
       Net loss   . . . . . . . . . . . . . . .$    (9,579,090) $   (5,573,961)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
          Depreciation and amortization . . . .      2,455,427       5,164,107
          Provision for losses on accounts
           receivable . . . . . . . . . . . . .         46,479         105,515
          Amortization of unearned
           compensation . . . . . . . . . . . .         88,750         120,117
          Loss on sale of property, plant and
           equipment  . . . . . . . . . . . . .        109,179           -
          Change in current assets and
          liabilities:
           Accounts and contracts receivable  .      2,047,805       3,601,397
           Costs and estimated earnings in
            excess of billings  . . . . . . . .      1,049,843      (3,868,179)
           Supplies and other current assets  .       (826,677)       (972,372)
           Accounts payable . . . . . . . . . .       (748,804)        663,839
           Accrued expenses . . . . . . . . . .      2,451,752      (1,968,743)
           Billings in excess of earnings on
            incomplete contracts  . . . . . . .       (655,661)       (868,132)
           Deferred revenue . . . . . . . . . .       (220,458)       (864,566)
                                               ---------------- ---------------
            Net cash used in operating
              activities  . . . . . . . . . . .     (3,781,455)     (4,460,978)
                                               ---------------- ---------------

      Cash Flows   Investing Activities:
       Purchase of property, plant and
         equipment  . . . . . . . . . . . . . .     (1,363,277)     (1,969,522)
       Proceeds from sale of property,
         plant and equipment  . . . . . . . . .        112,358           -
                                               ---------------- ---------------
            Net cash used in investing
              activities  . . . . . . . . . . .     (1,250,919)     (1,969,522)
                                               ---------------- ---------------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.


                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                      (unaudited)


                                                       Nine months ended
                                                         September 30,
                                               --------------------------------
                                                     1998            1997
                                               ---------------- ---------------

      Cash Flows   Financing Activities:
       Proceeds from issuance of promissory
         notes, net . . . . . . . . . . . . . .      3,000,000       5,974,130
       Repayment of note payable  . . . . . . .       (228,869)     (1,998,116)
       Capital contributions, net   . . . . . .          -           4,400,000
       Proceeds from issuance of common
         stock  . . . . . . . . . . . . . . . .         16,904         175,262
                                               ---------------- ---------------
            Net cash provided by financing
              activities  . . . . . . . . . . .      2,788,035       8,551,276
                                               ---------------- ---------------

      Net increase (decrease) in cash
       and cash equivalents   . . . . . . . . .     (2,244,339)      2,120,776
      Cash and cash equivalents at
       beginning of period  . . . . . . . . . .      4,582,757       4,601,818
                                               ---------------- ---------------
      Cash and cash equivalents at
       end of period  . . . . . . . . . . . . .$     2,338,418  $    6,722,594
                                               ================ ===============

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.


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

      2.  BASIC AND DILUTED LOSS PER SHARE

          Basic and diluted loss per share for the three and nine months ended September 30, 1998 and 1997, have been computed based upon the weighted average common shares outstanding of 17,846,796 and 17,599,755, and 17,815,650 and 17,089,298, respectively. The diluted loss per share calculation does not include preferred convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive.

          The following table provides information on the weighted average shares of dilutive securities which are not included in the diluted loss per share calculation because their inclusion would be anti-dilutive:

                                  Three months ended      Nine months ended
                                    September 30,           September 30,
                               ----------------------- -----------------------
                                   1998        1997        1998        1997
                               ----------- ----------- ----------- -----------

         Preferred convertible
          securities  . . . .    3,500,198   2,675,198   3,500,198   2,114,925
         Stock options and
          restricted stock  .    1,432,068   2,285,560   1,403,419   1,994,316
                               ----------- ----------- ----------- -----------
                                 4,932,266   4,960,758   4,903,617   4,109,241
                               =========== =========== =========== ===========


                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      3.  LONG-TERM DEBT

                                                 September 30,   December 31,
                                                     1998            1997
                                               ---------------- ---------------
                                                  (unaudited)

          Notes payable to shareholders,
           interest at 8 percent, unsecured,
           and due January 1999 . . . . . . . .$     6,000,000  $    6,000,000

          Note payable to shareholder, interest
           at 9.5 percent, unsecured and due on
           demand; on August 31, 1998, the
           Company increased the available
           funding for this note payable to
           $5,000,000, of which an additional
           $750,000 was borrowed subsequent to
           September 30, 1998 . . . . . . . . .      3,000,000           -

          Capital lease obligation, interest
           rates varying from 6 percent to 9
           percent; collateralized by assets
           with net book value of approximately
           $400,000 and maturing through the
           year 2001  . . . . . . . . . . . . .        336,797         534,559
                                               ---------------- ---------------
                                                     9,336,797       6,534,559
          Less current portion  . . . . . . . .     (9,115,309)       (294,375)
                                               ---------------- ---------------
                                               $       221,488 $     6,240,184
                                               ================ ===============

      4.  RESTRUCTURING CHARGES

          During the nine months ended September 30, 1998, in an effort to reduce overhead and cut costs, the Company terminated the employment of approximately 58 individuals and closed several offices world-wide. The effect of the restructuring charges associated with these headcount reductions and office closings was to increase the Company's selling, general and administrative expenses by approximately $2,500,000. As of September 30, 1998, approximately $2,011,000 of such charges are included in accrued expenses on the Company's balance sheet.


      ITEM 2 - Management's Discussion And Analysis of
               Financial Condition and Results of Operations

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

                                                                          Percentage Increase
                                                                              (Decrease)
                                                                        ----------------------
                                      Percentage of     Percentage of
                                         Revenue           Revenue         Three       Nine
                                       Three Months      Nine Months       Months     Months
                                          Ended             Ended          Ended       Ended
                                      September 30,     September 30,    September   September
                                   -----------------  -----------------   30, 1998   30, 1998
                                      1998     1997     1998     1997     vs. 1997   vs. 1997
                                   --------  -------- -------- -------- ----------- ----------
       Revenues:
         Contract revenue  . . . .     11.3%    19.2%    13.3%    24.4%    (54.1%)    (59.4%)
         Service and support . . .     52.0%    55.4%    63.4%    52.8%    (26.8%)    (10.5%)
         License fee revenue . . .     36.7%    25.4%    23.3%    22.8%     12.3%     (23.9%)
                                   --------  -------- -------- --------
                                      100.0%   100.0%   100.0%   100.0%    (22.1%)    (25.5%)
                                   --------  -------- -------- --------
       Cost of Sales, exclusive
         of depreciation and
         amortization shown
         separately below  . . . .     47.8%    42.7%    52.2%    42.8%    (12.8%)     (9.2%)
                                   --------  -------- -------- --------
                                       52.2%    57.3%    47.8%    57.2%    (29.0%)    (37.7%)
                                   --------  -------- -------- --------
       Operating Expenses:
         Selling, general and
          administrative . . . . .     43.2%    43.0%    62.6%    47.8%    (21.6%)     (2.5%)
         Research, engineering
          and development  . . . .      6.6%    11.6%    11.2%    10.7%    (55.7%)    (20.6%)
         Depreciation and
          amortization . . . . . .      8.8%    15.0%     9.9%    15.4%    (54.3%)    (52.5%)
                                   --------  -------- -------- --------
       Operating loss  . . . . . .     (6.4%)  (12.3%)  (35.9%)  (16.7%)   (59.2%)     60.3%
       Interest income
         (expense), net  . . . . .     (1.3%)    0.5%    (2.5%)    0.0%   (316.4%)  (3014.8%)
                                   --------  -------- -------- --------


       Loss before income
         taxes . . . . . . . . . .     (7.7%)  (11.8%)  (38.4%)  (16.7%)   (49.0%)     71.9%
       Net Loss  . . . . . . . . .     (7.7%)  (11.8%)  (38.4%)  (16.7%)   (49.0%)     71.9%
       /TABLE

      Three Months Ended September 30, 1998, Compared to
      Three Months Ended September 30, 1997

      Total Revenues

          Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Adoption of SOP 97-2 did not have a material impact on the financial condition or the results of operations of the Company.

          Total revenues decreased to $8,818,268 for the three months ended September 30, 1998, compared to $11,320,203 for the three months ended September 30, 1997. The various components of revenue fluctuated as explained below.

      Contract Revenue

          Contract revenue, consisting primarily of telecommunications equipment hardware sales, decreased to $995,428 for the three months ended September 30, 1998 compared to $2,168,944 during the same period in 1997. The decrease in contract revenue during the three months ended September 30, 1998 versus 1997 is primarily due to certain BETEX product sales by Vicorp completed during the three months ended September 30, 1997, which did not recur during the same period in 1998. In addition, certain ESP product sales to MCI were completed in 1997 which did not recur during the same period in 1998.

      Service and Support

          Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, decreased to $4,587,435 for the three months ended September 30, 1998, compared to $6,270,975 for the three months ended September 30, 1997.

          Service and support provided to MCI decreased to $331,007 for the three months ended September 30, 1998, compared to $498,383 for the three months ended September 30, 1997. Maintenance revenue generated from MCI regarding its ESP equipment decreased to $331,007 for the three months ended September 30, 1998, compared to $471,294 for the same period in 1997. In addition, the Company generated no service and support revenue relating to its software development services provided to MCI during the three months ended September 30, 1998, compared to $27,089 generated during the same period in 1997.

          Service and support revenue for Vicorp BETEX products de7. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.


          Service and support revenue for BFD increased to $919,006 for the three months ended September 30, 1998, compared to $785,207 for the three months ended September 30, 1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

      License Fee Revenue

          License fee revenue increased to $3,235,405 for the three months ended September 30, 1998, compared to $2,880,284 for the three months ended September 30, 1997. License fee revenue for the three months ended September 30, 1998, relating to the Company's BETEX product line was $1,146,638 and $88,767 for the UniPort product line. The Company anticipates generating future license fee revenue for its BETEX and UniPort products, although no assurance can be given for such future revenue.

          The Company recognized $2,000,000 in license fee revenue during the three months ended September 30, 1998, relating to the sale of a computer software program (the "Sale") developed by the Company to a third-party computer manufacturer, including the transfer of certain Company personnel and development and laboratory equipment.

      Cost of Sales

          Cost of sales decreased to $4,212,762 (48 percent of revenue) for the three months ended September 30, 1998, compared to $4,829,309 (43 percent of revenue) for the three months ended September 30, 1997. Additionally, the Company's gross margin decreased to $4,605,506 (52 percent of revenue) for the three months ended September 30, 1998, compared to $6,490,894 (57 percent of revenue) for the three months ended September 30, 1997. The primary reason for the decrease in the Company's gross margin dollar amount is a decrease in the Company's total revenue. The decrease in the Company's gross margin percentage for the three months ended September 30, 1998, relates to lower margin service and support sales versus the same period in 1997.

      Selling, General and Administrative Expenses

          Selling, general and administrative expenses decreased to $3,810,972 for the three months ended September 30, 1998, compared to $4,863,487 for the three months ended September 30, 1997. The decrease in selling, general and administrative expenses for the three months ended September 30, 1998, is primarily due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include payroll and related costs due to consolidation and elimination of certain functions (i.e. sales and marketing, product management, customer service) and office closings, with related headcount reductions of approximately 58 individuals during 1998. The Company also improved its controls and accountability for the use of third party professional vendors (legal, public relations, management consultants, etc.) and independent contractors.


      Research, Engineering and Development

          Research, engineering and development expenses d68 for the three months ended September 30, 1997. The decrease in research, engineering and development expenses primarily relates to the reduction in development work associated with the Company's BETEX and UniPort products. However, resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

      Depreciation and Amortization

          Depreciation and amortization was $777,219 for the three months ended September 30, 1998, compared to $1,699,246 for the three months ended September 30, 1997. The decrease is primarily due to amortization expenses incurred during the three months ended September 30, 1997, relating to intangible assets acquired with The Renaissance Group, Vicorp, and BFD acquisitions that were written off during the fourth quarter of 1997 and, therefore, created no amortization during the 1998 period.

      Income Tax Expense

          The Company uses the asset and liability method to account for deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabi the period that includes the enactment date.

      Interest Income (Expense)

          For the three months ended September 30, 1998, net interest (expense) income was ($114,912) compared to $53,102 during the same period in 1997. The increase in net interest expense is primarily due to the decrease in the Company's interest bearing cash and cash equivalent amounts, the issuance of promissory notes of $6,000,000 on September 30, 1997 that bear interest at 8 percent, and the issuance of notes of $3,000,000 during 1998 that bear interest at 9.5 percent.


      Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997

      Total Revenues

          Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Adoption of SOP 97-2 did not have a material impact on the financial condition or the results of operations of the Company.

          Total revenues  decreased to  $24,920,576 for the  nine months  ended
      September 30, 1998, compared to $33,462,000 for the nine months ended September 30, 1997. The various components of revenue fluctuated as explained below.

      Contract Revenue

          Contract revenue, consisting primarily of telecommunications equipment hardware sales, decreased to $3,324,227 for the nine months ended September 30, 1998, compared to $8,191,554 during the same period in 1997. The decrease in contract revenue during the nine months ended September 30, 1998 versus 1997 is primarily due to certain BETEX product sales by Vicorp completed during the nine months ended September 30, 1997, which did not recur during the same period in 1998. Additionally, certain ESP product sales to MCI were completed in 1997 which did not recur during the same period in 1998.

      Service and Support

          Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, decreased to $15,797,654 for the nine months ended September 30, 1998, compared to $17,655,180 for the nine months ended September 30, 1997.

          Service and support provided to MCI decreased to $1,157,938 for the nine months ended September 30, 1998, compared to $1,519,207 for the nine months ended September 30, 1997. Maintenance revenue generated from MCI regarding its ESP equipment decreased to $1,152,075 for the nine months ended September 30, 1998, compared to $1,375,362 for the same period in 1997. In addition, the Company's service and support revenue relating to its software development services provided to MCI decreased to $5,863 for the nine months ended September 30, 1998, from $143,845 for the same period in 1997.

          Service and support revenue for Vicorp BETEX products decreased toport revenue includes maintenance and custom development services provided to its customers.


          Service and support revenue for BFD increased to $2,824,316 for the nine months ended September 30, 1998, compared to $2,675,461 for the nine months ended September 30, 1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

      License Fee Revenue

          License fee revenue decreased to $5,798,695 for the nine months ended September 30, 1998, compared to $7,615,266 for the nine months ended September 30, 1997. License fee revenue for the nine months ended September 30, 1998, relating to its BETEX product line was $3,404,853 and $2,393,842 for the UniPort product line. The Company anticipates generating future license fee revenue for its BETEX and UniPort products, although no assurance can be given for such future revenue.

          The Company recognized $2,000,000 in license fee revenue during the three months ended September 30, 1998, relating to the sale of a computer software program (the "Sale") developed by the Company to a third-party computer manufacturer, including the transfer of certain Company personnel and development and laboratory equipment.

      Cost of Sales

          Cost of sales decreased to $13,015,159 (52 percent of revenue) for the nine months ended September 30, 1998, compared to $14,336,846 (43 percent of revenue) for the nine months ended September 30, 1997. Additionally, the Company's gross margin decreased to $11,905,417 (48 percent of revenue) for the nine months ended September 30, 1998, compared to $19,125,154 (57 percent of revenue) for the nine months ended September 30, 1997. The primary reason for the decrease in the Company's gross margin dollar amount is a decrease in the Company's total revenue. The decrease in the Company's gross margin percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue for the nine months ended September 30, 1998, related to lower margin service and support sales versus the same period in 1997.

      Selling, General and Administrative Expenses

          Selling, general and administrative expenses decreased to $15,604,709 for the nine months ended September 30, 1998, compared to $16,008,265 for the nine months ended September 30, 1997. The decrease in selling, general and administrative expenses for the nine months ended September 30, 1998, is primarily due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include payroll and related costs due to consolidation and elimination of certain functions (i.e. sales and marketing, product management, customer service) and office closings, with related headcount reductions of approximately 58 individuals during 1998. The Company also improved its controls and accountability for the use of third party professional vendors (legal, public relations, management consultants, etc.) and independent contractors. Offsetting these cost saf 1998 of approximately $2,500,000 relating to the office closings and associated headcount reductions.


      Research, Engineering and Development

          Research, engineering and development expenses decreased to $2,815,430 for the nine months ended September 30, 1998, compared to $3,547,634 for the nine months ended September 30, 1997. The decrease in research, engineering and development expenses primarily relates to the reduction in development work associated with the Company's BETEX and UniPort products. However, resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

      Depreciation and Amortization

          Depreciation and amortization was $2,455,427 for the nine months ended September 30, 1998, compared to $5,164,107 for the nine months ended September 30, 1997. The decrease is primarily due to amortization expenses incurred during the nine months ended September 30, 1997, relating to intangible assets acquired with The Renaissance Group, Vicorp and BFD acquisitions that were written off during the fourth quarter of 1997 and, therefore, created no amortization during the 1998 period.

      Income Tax Expense

          The Company uses the asset and liability method to account for deferred income tmporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      Interest Income (Expense)

          For the nine months ended September 30, 1998, net interest (expense) income was ($608,941) compared to $20,891 during the same period in 1997. The increase in net interest expense is primarily due to the decrease in the Company's interest-bearing cash and cash equivalent amounts and the issuance of promissory notes of $6,000,000 on September 30, 1997, that bear interest at 8 percent and notes of $3,000,000 issued during 1998 that bear interest at 9.5 percent.


      Litigation

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

      Financial Position, Liquidity, and Capital Resources

          At September 30, 1998, the Company had working capital deficiency of $10,521,716 compared to net working capital of $3,591,655 at December 31, 1997. The decrease in net working capital is due in part to notes maturing in January 1999 issued to the Company's shareholders in September 1997. The Company expects that in 1998, as in 1997, the Company will require additional external sources of capital to fund its operations, including working capital needs. The Company's Board of Directors formed a special committee for the purpose of analyzing additional external sources of capital that may be available to the Company and that can be accessed during 1998. The Company has already taken steps regarding the improvement of its cash flow and cash position, including:

          * Retained an  investment banking firm to  assist in  the development
            and  evaluation   of   future  strategic   initiatives,   including
            potential financing opportunities;

          * Analyzing opportunities to sell certain non-core assets, including real estate; and

          * Implemented a restructuring plan to reduce operating expenses.

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

          Under terms of the Agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer WorldWide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) will contribute to Precision Systems $15,000,000 in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee, and Washington, D.C., in exchange for approximately 105,000,000 shares of Precision Systems' common stock (the "Property Contribution"). The Agreement permits Speer, in its sole discretion, to consummate an alternative transaction in lieu of the Property Contribution, whereby Speer may elect to transfer all of the assets and liabilities of Speer Virtual Media Limited Partnership, plus $36,000,000 in cash in exchange for 41,000,000 shares of Common Stock of the Company(the "Cash Contribution").


          The Agreement further contemplates that all debt and preferred stock of the Company held by its major stockholders will be converted into common stock at the rate of $1.00 per share. The agreement provides for a $5,000,000 line of credit to be made available by Speer upon signing of the Agreement for operating capital requirements. As of November 13, 1998, the Company's outstanding balance owed on the line of credit was $3,750,000. After the transaction, Mr. Speer will control over 80 percent of the outstanding stock of Precision Systems. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of Precision Systems' major stockholders. RMS L.P. will also contribute certain real estate in Nashville as part of the transaction. Due to the "change in control" nature of the Agreement, the Company's shareholders will vote, among other matters, by proxy statement regarding the Agreement. As of November 13, 1998, the Company's preliminary proxy statement has been filed with the Securities and Exchange Commission (the "SEC") and is in the final stages of review. Once SEC approval has been obtained, the Company will mail out the proxy statement to its shareholders.

          The Company's accounts and contracts receivable decreased to $7,566,107 as of September 30, 1998, from $9,657,355 as of December 31,
      1997. The decrease is primarily due to collection of certain receivables outstanding at December 31, 1997, as well as an overall reduction in revenue during the nine months ended September 30, 1998.

          The Company's supplies and other current assets increased to $2,791,603 as of September 30, 1998, from $1,980,451 as of December 31,
      1997. The increase is primarily due to an increase in certain deferred acquisition related costs relating to the pending Agreement with Speer.

          The Company's costs and earnings in excess of billings on uncompleted contracts decreasedciated with the completion of certain BETEX product delivery contracts that were in process for its customers. Such amounts as of September 30, 1998, are expected to be fully billed by March 31, 1999.

          The Company's current portion of long-term debt increased to $9,115,309 as of September 30, 1998, from $294,375 as of December 31, 1997. The Company's long-term debt decreased to $221,488 as of September 30, 1998, from $6,240,184 as of December 31, 1997. The increase in the current portion of long-term debt and the decrease in long-term debt is due to a reclassification of $6,000,000 in promissory notes maturing in January 1999 and to the Company's borrowing of an additional $3,000,000 during 1998. If the Agreement with Speer is approved by the shareholders, the $6,000,000 of debt and related accrued interest will be converted into common stock at a rate of $1 per share. In addition, the repayment of the $3,000,000 loan from Speer may be forgiven, and the amount of cash required to be delivered by Speer on the closing date may be reduced by an amount equal to the principal and unpaid interest on the loan.


          The  Company's  accounts  payable   decreased  to  $4,757,192  as  of
      September 30, 1998, from $5,505,996 as of December 31, 1997. The decrease is primarily due to the timing of certain vendor payments.

          The Company's accrued expenses increased to $8,453,882 as of September 30, 1998, from $6,110,800 as of December 31, 1997. The increase is primarily due to accrued restructuring charges of approximately $2,011,000 as of September 1998 and an increase in accrued interest on shareholder notes. The accrued restructuring charges are expected to be approximately $750,000 by December 31, 1998.

          The Company's billings in excess of costs and earnings on uncompleted contracts decreased to $2,124,590 as of September 30, 1998, from $2,780,251 as of December 31, 1997. The decrease is primarily associated with the completion of certain BETEX software development contracts in process for its customers.

          The Company's deferred revenue balance decreased to $1,050,367 as of September 30, 1998, from $1,270,825 as of December 31, 1997. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers.

          The Company incurred approximately $1,363,000 in expenditures for capital assets during the nine months ended September 30, 1998. Future levels of carms of financing which may or may not be available to the Company upon acceptable terms and conditions.

      Readiness for Year 2000

          The Company is in the process of developing a plan to identify and resolve all of its issues relating to the "Year 2000" problems relating to its business. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. This issue affects the Company's internal information systems and could impact software systems sold and delivered to customers. Various task forces have been formed to assess the scope of the Company's risks in this area and bring applications into compliance. To date, the Company has experienced very few problems relating to Year 2000 testing and those identified have been fixed in the Company's day-to-day operating environment. The Company has also started coordinating with vendors about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information relating to the Year 2000. The Company intends to continue its efforts to monitor the Year 2000 compliance of vendors. In the event any third parties cannot timely provide the Company with products that meet the Year 2000 requirements, then the Company's abilities to offer its products and services could be materially adversely affected. The cost incurred by the Company during 1998 to address Year 2000 compliance was less than approximately $500,000. The Company estimates it will incur less than approximately $500,000 in direct costs during 1999 to support its


      compliance initiatives. Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 programs, or that third party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue will not exceed its estimates, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's businesses, financial conditions, or results of operations. In addition, the Company's business may be materially adversely affected in the event that its customers' systems are not Year 2000 compliant to the extent that such (i) customers' systems are not compatible with those products or services offered by the Company or (ii) customers delay purchase of products or services from the Company while such customers' systems are made Year 2000 compliant. The Company has not adopted a contingency plan to address possible risks to its systems.

      Other Matters

          During the three months ended September 30, 1998, Willem Huisman resigned as Chairman of the Board, President and Chief Executive Officer and Gregory L. Baltzer resigned as Chief Opernneth M. Clinebell, the Company's Chief Financial Officer, was appointed by the Board of Directors as interim President and interim Chief Executive Officer.

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

          * The various markets into which the Company sells its products are undergoing significant changes with increasing demands for product innovations

          * The  Company   must  be  successful   in  competing  against   many
            competitors, many of which have significantly greater assets than the Company

          * The Company will be required to properly estimate costs under fixed price contracts

          * Increased risk of litigation in the Company's industry resulting from aggressive prosecutions of intellectual property claims


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

          * The Company's reliance on large sales orders that increase the risk of significant revenue fluctuations, from quarter to quarter and year to year.

          * The Company's ability to generate sufficient cash, from operations or from external sources, to fund its global operations.

          Many of such uncertainties are outside the Company's control and could postpone, delay, or eliminate potential sales opportunities and, therefore, affect the Company's operations. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                             PART II   OTHER INFORMATION


      Item 1 - Legal Proceedings

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

      Item 2 - Changes In Securities

          None

      Item 3 - Defaults Upon Senior Securities

          None

      Item 4 - Submission of Matters to a Vote of Security Holders

          None

      Item 5 - Other Information

          None

      Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (for SEC use only)


                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PRECISION SYSTEMS, INC.


                                    By:  /S/ KENNETH M. CLINEBELL
                                         ---------------------------
                                         Kenneth M. Clinebell
                                         President and Chief Financial Officer

      November 13, 1998

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 13, 1998.


                  Signature                             Title
        -----------------------------  --------------------------------------


          /s/ KENNETH M. CLINEBELL     President and Chief Financial Officer
        -----------------------------  (Principal Financial Officer)
            Kenneth M. Clinebell



            /s/ CARLA K. NEWSOME       Controller
        -----------------------------  (Principal Accounting Officer)
              Carla K. Newsome