Form 10-K
period 1998-12-31
PRECISION SYSTEMS INC
filed 1999-03-31
CIK 886074

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                      ------------------------------------------
                                      FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) for the Fiscal Year Ended December 31, 1998, of the Securities Exchange Act of 1934 [Fee Required]

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ___________.

                            Commission File No. 000-20068
                      ------------------------------------------
                               PRECISION SYSTEMS, INC.
                      ------------------------------------------
                (Exact name of registrant as specified in its charter)

                  Delaware                             41-1425909
      --------------------------------   --------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

                11800 30th Court North, St. Petersburg, Florida  33716
            --------------------------------------------------------------
      (Address of registrant's principal executive offices, including zip code)

                                    (727) 572-9300
                              -------------------------
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of
                        Title of                     Exchange
                       Each Class                   Registered
                     --------------               --------------

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

                                Yes  [X]     No   [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


           As of March 26, 1999, there were outstanding 17,886,707 shares of Common Stock, 10,000 shares of Series A Preferred Stock and 4,500 shares of Series B Preferred Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999, was $14,488,233.

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes  [  ]     No   [  ]

                      ------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

              Documents                              Form 10-K Reference
             ----------                            ----------------------

           The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information distributed in connection with the 1999 Annual Meeting of Shareholders of the registrant.


                               PRECISION SYSTEMS, INC.

                                      Form 10-K

                                  TABLE OF CONTENTS


                                                                       PAGE NO.
                                                                       --------
      PART I
         Item 1      Business . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 2      Properties . . . . . . . . . . . . . . . . . . . . . .  14
         Item 3      Legal Proceedings  . . . . . . . . . . . . . . . . . .  14
         Item 4      Submission of Matters to a vote of
                       Security Holders . . . . . . . . . . . . . . . . . .  15

      PART II
         Item 5      Market Price of and Dividends on the Registrant's
                       Common Stock and Related Stockholder Matters . . . .  16
         Item 6      Selected Financial Data  . . . . . . . . . . . . . . .  18
         Item 7      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations  . . .  21
         Item 8      Financial Statements . . . . . . . . . . . . . . . . .  42

      PART III
         Item 9      Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosures . . . . . . . .  93
         Item 10     Directors and Executive Officers of the Registrant . .  93
         Item 11     Executive Compensation . . . . . . . . . . . . . . . .  93
         Item 12     Security Ownership of Certain Beneficial
                       Owners and Management  . . . . . . . . . . . . . . .  93
         Item 13     Certain Relationships and Related Transactions . . . .  93

      PART IV
         Item 14     Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K  . . . . . . . . . . . . . . . .  94


                                               PART I

      Item 1 - Business

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

           On April 16, 1996, the Company acquired substantially all of the capital stock of Vicorp N.V. ("Vicorp"). Vicorp provides advanced telephony and call processing solutions to customers in the Americas, Europe, and the Asia-Pacific regions through its offices world wide.

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

              CATEGORY              CUSTOMER SET        PRODUCTS

         1.   Network-based         Large               Enhanced services
              telecommunications    telecommunications  including calling
              products              carriers            cards, prepaid cards,
                                                        prepaid wireless,
                                                        enhanced toll-free,
                                                        and general purpose
                                                        service nodes

         2.   Customer premises     Call centers and    Multimedia interactive
              equipment products    customer contact    customer service
                                    centers in          platforms that manage
                                    corporations        call routing, present
                                                        scripted customer data
                                                        on the terminals of
                                                        service
                                                        representatives, and
                                                        provide management
                                                        reporting capabilities

         3.   Service bureau        Government and      Fully-automated
              transactional         corporations        telephony-based
              offerings                                 enhanced services

           NETWORK-BASED TELECOMMUNICATIONS PRODUCTS

           The Company's two primary network-based telecommunications products are an enhanced calling suite, consisting of calling cards, prepaid cards, and prepaid wireless and enhanced toll-free routing.

           Enhanced Calling Suite. The Company refers to its enhanced calling suite as Lydian(TM). In a typical Lydian calling card installation, the carrier requires their calling card customers to dial a toll-free number (800 or 888 in the United States, standards vary per country internationally) and enter a secured personal identification number ("PIN") to make calls. These toll-free calls are routed to a Lydian platform where the PIN is processed and the customer is allowed to make outgoing calls.

           Typically, calling card users are billed at month-end for all of the usage they incur during the month. Lydian also uses specific PINs to support prepaid calling for callers with limited credit. These prepaid customers pay in advance for long distance calling, and they are allowed to use their account until the advance payment is exhausted. The Lydian prepaid calling card application is available to wireline and wireless telecommunications companies.

           Lydian is designed with built-in flexibility. This allows telecommunications carriers to modify menus and prompts using the Company's graphical service creation environment (see "QuickScript" under the "Middleware" section below). In addition, configurable options in Lydian let carriers add enhanced features, such as project accounting codes and special pricing promotions.

           Enhanced Toll-Free Routing. The Company's enhanced toll-free routing application allows telecommunications carriers to tailor toll-free (800/888/freephone) services to the needs of their customers. In a typical example, a caller to an enhanced 800 number is asked to press 1 to go to sales or 2 to transfer to the service center.

           The Company has been a pioneer in the field of enhanced toll-free services with its first installations at MCIWorldCom in 1992. In 1998, three of the five largest long distance carriers in North America used the Company's technology in some portion of their enhanced toll-free solution.

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

           VACCS uses the Company's graphical service creation environment, QuickScript, with a call center specific scripting library. This enables the creation of inbound, outbound, CTI, agent assist, and Interactive Voice Response ("IVR") services from one single environment. The flexibility of QuickScript allows companies to develop custom scripts for their agents. Two key components of the VACCS product, its software automated call distribution and AgentStation, are described below.

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

           Tele-survey/Agent  Testing.  This  application   conducts  automated
      surveys, testing, and other related applications. Results are available immediately for analysis and can even be displayed over the Internet.

           Credit Card Transactions. BFD has the ability to process credit card transactions over 900, 800, and Internet so they can be incorporated into any type of application.

           Polling. Polling applications, which usually ask simple yes or no questions, are very prevalent within the television and cable markets and demand higher capacity call capability, which BFD can offer.

           Fundraising. BFD's fundraising applications allow non-profit groups to collect pledges by having contributors dial 900 numbers.

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

           Summary of Products

           As mentioned earlier, the Company's products are segmented into three main categories: (1) Network-based telecommunications products, which include Lydian Enhanced Calling and Enhanced Toll-Free Routing; (2) Customer premises equipment products consisting of the VACCS suite of call center applications; and (3) Service bureau transactional offerings that include Info-line/Lead Generator, Teleconferencing/Digital Playback, Dealer Locator, Tele-survey/Agent Testing, Credit Card Transactions, Polling, Fundraising, Broadcast Fax, Authorized Access/PIN Codes, and Voice Messaging/Agent Alert.

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

         COMPONENT
         TECHNOLOGIES          EXAMPLE             EXPLANATION

         Application           Lydian Prepaid      Software that combines
                               Calling             basic telephony features
                                                   provided by the middleware
                                                   into sophisticated end user
                                                   features. For prepaid
                                                   calling this includes:
                                                   rating, card management,
                                                   and call dialogues.

         Middleware            QuickScript,        Adds basic telephony
                               BETEX(TM)-ESP       features, such as switch
                                                   control, to an industry-
                                                   standard operating system,
                                                   such as UNIX(R).

         Hardware              Server              The Tandem NSK(R), UNIX(R)
                                                   or Windows NT(R)operating
                                                   system and computer that
                                                   runs the software
                                                   (Middleware and
                                                   application). The software
                                                   is the brains that tells the
                                                   other components what to do.

                               Vicorp Voice        Provides interactivity with
                               Response Units      the user, stores voice
                                                   prompts, and recognizes
                                                   user key strokes.

                               Programmable        Connects platform to the
                               Switch Server       telephone network.

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

           The BETEX-ESP platform offers:

           *  A co-processing architecture supporting scalable, modular growth
           * The ability to run multiple services on a common software and hardware platform
           *  Support for integrated voice, data, and multimedia applications
           * The ability to develop and integrate advanced consumer features with advanced customer service interfaces using a single service creation environment
           *  Support for more than 15 different languages
           * Support for SS7, ISDN (national and international standards), E1, T1, and R2 signalling

           BETEX-ESP applications are built using QuickScript, a graphical service creation environment for building applications and creating automated call dialogues.

           QuickScript's capabilities can be easily expanded using C or C++ to write custom QuickScript icons. QuickScript allows for prototyping and rapid application development of BETEX-ESP services.

           The Company's Lydian enhanced calling suite and the VACCS call center solution were both built using QuickScript. Customers using these products often utilize QuickScript to build customized versions of these products. The customers can perform the customization themselves, but in many cases they rely on the Company's integration and development expertise to build the final application.

           Customers also use the Company's middleware as a starting point for creating their own applications. Some of these customers rely on the Company's application and telephony expertise to build their custom applications. Others purchase the Company's middleware and build the applications themselves.

           The Company's UniPort(R) middleware product provides an environment for creating a multi-application call processing platform that can be integrated into existing telephony networks. Companies using UniPort can build applications using an application programming interface.

           HARDWARE COMPONENTS

           In addition to applications and middleware, the third component to the Company's platforms is the hardware. The hardware has three elements:
      (1) a telephony network  interface, (2) Voice Response Units  (VRUs); and
      (3) a server.

           The telephony network interface in many of the Company's applications is provided by a programmable switch from either Cisco Systems, Inc. (formerly Summa Four) or Excel Switching Corporation. This switch provides highly reliable, large-scale interconnections at a cost-effective price point. However, as circumstances require, the Company utilizes VRUs to connect directly to the network, or develops interfaces for connecting to a customer's existing switch hardware.

           The VRUs, which are assembled by the Company, provide many of the enhanced features of the Company's solution platforms. They play and record prompts, detect DTMF tones, and can even receive/send faxes or perform voice recognition. The VRUs incorporate industry-standard hardware, including Pentium processors and standard backplanes. The Company's VRUs are available in high-availability configurations that include redundant, hot-pluggable power supplies and disk drives.

           The servers in the Company's platforms run the actual application software code. They contain the instructions that tell the programmable network interfaces and VRUs what to do: what prompts to play, when to record input from callers, and where to route the calls. They can also act as application processors. The exact configuration depends upon the demand of the application. The Company supports servers that run UNIX and fault-tolerant servers, such as NonStop servers from Compaq/Tandem.

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

           The global markets for the Company's products include: private and public telecommunications operators, RBOCs, and wireline and wireless carriers; and large corporate virtual private networks (with an emphasis on the financial, insurance, retail, transportation, and service bureau industries). An emerging class of carriers, the Competitive Local Exchange Carriers (CLECs), is providing additional markets for the Company's products, while increasing the market's interest in services that lead to differentiation.

           Management believes that the convergence of technologies such as the internet, computers, cable, and telephony will produce positive conditions for expanded deployment of enhanced services and call centers.

           Telephone companies typically need large capacity call processing systems that adhere to stringent engineering requirements for telephone company central office switching equipment. The Company's platforms have been designed to meet these requirements. This market typically involves long sales cycles. The Company also markets its products through companies with which it has partner relationships. See "Sales", "Customers," and "Backlog."

           The market for BFD's service bureau transactional offerings is currently the United States and Canada and is focused primarily on government, quasi-governmental agencies, and business corporations (primarily software and technology companies).

           See financial information about operating segments in Note 14 of the consolidated financial statements.

           The U.S. Market

           The Telecommunications Act of 1996 has changed the landscape of the communications industry in the United States. This legislation allows vendors in different industries (e.g. cable) to compete outside of their traditional service offerings thereby increasing competition. With service providers looking for ways to become more competitive, the capability to add new services and enhancements for their customers has become a priority. Management believes that the Company's products enable service providers to offer enhanced telecommunications services.

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

           In 1997, a new international General Agreement on Trade and Tariff ("GATT") treaty was passed that Management believes will lead to deregulation of over 95 percent of the world's telecommunications markets. The FCC has forecasted that this treaty will lead to an 80 percent drop in international telecommunications rates. Based on information released by the Clinton Administration in 1997, the Company believes that this increased deregulation will open markets worldwide. However, just as is the case with the U.S. Telecommunications Act of 1996, the impact of GATT will occur gradually over the next two to five years with the rate of change differing by country.

           International growth trends for the Company are projected to be in wireline and wireless applications.

           European Region

           The European Union targeted January 1, 1998, as the date that member countries will open their markets to competition. Some countries, most notably the United Kingdom, Finland, and Sweden have shown more aggressive moves to open their markets. Other countries moving in the direction of more liberal deregulation, albeit at a slightly slower pace, include Germany and Denmark. Currently, the Company is focusing its European marketing efforts toward the Western European countries.

           Asia-Pacific Region

           In the Asia-Pacific region, deregulation is being introduced in varying degrees. Some countries within the Asia-Pacific region have restructured their state-owned monopolies and invited competitors into their markets. Developing countries in the process of building out their telecommunications infrastructures have found that one of the primary factors for success is capital investment. These infrastructure investments often come from outside interests, including many Western companies with expertise and experience in setting up Asia-Pacific telecom companies. The wireless marketplace in Asia-Pacific is a hotbed of activity and competition. Prepaid wireless is expected to be an important application for the Company.

           Latin America Region

           In Latin America, the Company is primarily marketing in Chile, Brazil, Mexico and Argentina. These countries are in various stages of deregulation and have taken steps towards privatization of their telephone networks.

      COMPETITION

           The worldwide telecommunications industry is highly competitive. Management believes that the Company's main strengths include its worldwide reach, the flexibility of its solutions, its network-grade platforms, and its innovative approach. In addition, the Company is committed to ongoing research and development ("R&D") efforts to strengthen existing products and develop new products. Management views the Company's R&D efforts as essential to maintaining a competitive position in the industry. See "Research and New Product Development."

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

           It is hoped that the deregulation underway or proposed in many countries will continue to increase the opportunities for expansion of markets for the Company's products.

           Competitors

           The Company believes its primary worldwide competition for Vicorp is Brite Voice Systems, Centigram, Comverse Technology, Early Cloud, Ericsson, Genesys, IBM, IMA, Glenayre, Intellivoice, InterVoice, Magellan, Octel, Periphonics, Priority Call Management, Rockwell, Siemens, Stratus, Tecnomen, Telsys, and Unisys. There are also business opportunities that the Company pursues in partnership with some of these same companies, either directly or through channel sales. See "Sales."

           The Company's primary United States and Canadian competition for BFD in the telco market is Ameritech, AT&T, MCIWorldCom, Sprint, Pacific Bell; and in IVR call centers is Call Interactive, Sheerers, ICG, ICN, Ideal Dial, Infoworks, and West Interactive.

           The Company will continue to face substantial competition from existing and new competitors including other companies with considerably greater financial, technical, marketing and sales resources. It is anticipated that a number of the Company's competitors will be introducing new or enhanced products during the next several years.

      SALES

           The Company principally markets to the telecommunications and call center industries through direct sales and through business partners, including international telecommunications and computer equipment providers. The Company currently utilizes both a direct sales force and technical sales support professionals, each of whom has technical expertise to explain the operating and architectural advantages of the Company's products. In addition, the Company has signed joint marketing and teaming arrangements with leading telecommunications equipment manufacturers including Compaq/Tandem. Basic terms of these agreements include a one-to-three year non-exclusive arrangement whereby the Company licenses its software for integration into these companies' telecommunications products. In addition, such agreements may require joint sales and marketing efforts and an open exchange of information regarding potential customers and technology developments.

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

      CUSTOMERS

           During the years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the year ended August 31, 1996, MCIWorldCom and the Home Shopping Network ("HSN") combined represented approximately 4 percent, 6 percent, 9 percent, and 50 percent, respectively, of the Company's revenue. Historically, the Company primarily sold customized ESP products and provided support services to MCIWorldCom and HSN. During the years ended December 31, 1998 and 1997, revenue generated by ESP product sales to MCIWorldCom was $0 and $759,185, respectively, as compared to $229,590 and $10,339,053 for the four months ended December 31, 1996, and the year ended August 31, 1996, respectively. Service and support revenue from MCIWorldCom and HSN was $1,486,106 and $1,994,616, respectively, for the years ended December 31, 1998 and 1997, as compared to $1,125,499 and $3,041,006 for the four months ended December 31, 1996, and the year ended August 31, 1996, respectively. The Company continues to market to MCIWorldCom and expects to generate revenue from this source. However, there is no assurance that any such negotiation will result in an order from MCIWorldCom. The Company does expect to continue providing MCIWorldCom with service and support for their ESP products.

           UniPort sales represented approximately 13 percent, 6 percent, 8 percent, and 8 percent, respectively, of the Company's revenue for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the year ended August 31, 1996. Customers include large multinational telecommunication service and equipment providers, both domestic and international. The Company expects additional revenue from the sale of UniPort products during 1999.

           BETEX sales represented approximately 76 percent, 80 percent, 80 percent, and 42 percent, of the Company's revenue for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the year ended August 31, 1996, respectively. Customers include large multinational telecommunication service and equipment providers, both domestic and international. Because the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations and comprehensive income include the operations for the year ended August 31, 1996, of Vicorp from the acquisition date of April 16, 1996, through August 31, 1996.

           Service bureau sales represented approximately 11 percent, 8 percent and 2 percent, respectively, of the Company's revenue for the years ended December 31, 1998 and 1997, and the four months ended December 31, 1996. Customers include governments, quasi-governmental agencies, and corporations. Because the BFD acquisition was accounted for as a purchase, the Company's consolidated statements of operations and comprehensive income include the operations for the four months ended December 31, 1996, of BFD from the acquisition date of October 1996 through December 31, 1996.

      BACKLOG

           The Company's backlog, including service and support agreements, at December 31, 1998, was approximately $8,500,000 compared with approximately $10,000,000 at December 31, 1997. Such amounts include all purchase orders and signed contracts with scheduled shipments and deliverables.

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

      RESEARCH AND NEW PRODUCT DEVELOPMENT

           The Company has consolidated its research and new product development efforts into an integrated development group with primary control for the BETEX and Lydian products based in the United Kingdom. In addition, regional personnel are responsible for customizing core products for customer specific needs.

           In addition to active research and development, the Company also integrates external technology within its platforms. During the past year, the Company has integrated new switches, processors, and communications equipment. Part of the Company's research and development activities also include ongoing efforts to keep abreast of technical developments in the industry. This is a crucial factor in keeping the Company in step with current and emerging trends as customers require the integration of solutions and network standard technology. During the fiscal years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the fiscal year ended August 31, 1996, the Company spent approximately $3.2 million, $4.7 million, $2.0 million, and $5.2 million, respectively, on research and development activities.

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

      EMPLOYEES

           As of March 5, 1999, the Company employed 187 people on a full-time basis and 32 people as independent contractors. The Company believes that its future growth and success are dependent, in large part, upon its ability to continue to attract and retain highly qualified personnel.

           The Company believes that it offers attractive compensation packages, including competitive salaries, bonus programs, and health benefits. There has never been a work stoppage; employee relations are considered to be good. None of the Company's employees are represented by a labor union.

      Item 2 - Properties

           The Company's worldwide headquarters consists of approximately 50,000 square feet in St. Petersburg, Florida (USA), that includes administrative, research, engineering, assembling, and marketing functions. This property was acquired in November 1990. In addition, the Company leases approximately 5,000 square feet in Campbell, California (for sales, research, and engineering), approximately 6,785 square feet in Wexham, United Kingdom (for sales, research, engineering, and marketing), approximately 20,000 square feet in Utrecht, The Netherlands (for sales, marketing, engineering, and administration), and approximately 10,000 square feet in Las Vegas, Nevada (for sales, research, engineering, marketing, and administration).

           In addition, in 1998 the Company maintained other leased offices in Dallas, Texas; San Antonio, Texas; LaJolla, California; New York, New York; Brussels, Belgium; Copenhagen, Denmark; Stockholm, Sweden; Helsinki, Finland; Wexham, United Kingdom; Paris, France; Madrid, Spain; Milan, Italy; and Singapore.

      Item 3 - Legal Proceedings

           The Company is subject to certain legal proceedings in the ordinary course of business. The discussion below summarizes the most material of such proceedings. In the opinion of management, these and other legal proceedings will not have a material adverse effect on the operations or the financial condition of the Company.

           Rachael Lefkovits v. Hector Acalde, Bert Kolde, Kwang-I Yu, Willem Huisman, Ian Dalziel, Francis R. Santangelo, and Precision Systems, Inc. On March 11, 1998, a class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County, alleging breach of fiduciary duty by the Directors of Precision Systems, Inc. in regard to the Exchange Transaction proposed by Speer Communication Limited Partnership and Speer Virtual Media Limited Partnership. The Complaint was dismissed by the Plaintiff during 1999.

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

           Claim of Robert Maube. On March 13, 1997, Mr. Maube, a former employee of Vicorp N.V., initiated an action in the Labour Court of Brussels, Belgium, against the Belgian, Dutch and Swiss subsidiaries of Vicorp N.V. In the action, Mr. Maube is seeking 34,166,134 Belgian Francs (approximately $979,900) in connection with the termination of his employment. Such amount includes claims for gross payments as indemnity in lieu of notice, holiday payments, year-end premium payments, damages for an alleged abusive dismissal, additional compensation and a prorated bonus. The Court has ruled in favor of the defendants and dismissed all the plaintiff's claims, except those relating to the amounts to be paid as indemnity in lieu of notice and as a prorated bonus. With respect to the remaining issues, the claim for a termination indemnity and the claim for a prorated bonus, the Court has reopened its hearings to receive additional evidence. The Company has defenses and will defend vigorously.

      Item 4 - Submission of Matters to a Vote of Securities Holders

           None.

                                       PART II

      Item 5 - Market Price of and Dividends on the Registrant's
                Common Stock and Related Stockholder Matters

                               1998                          High     Low
         ------------------------------------------------ --------- --------
         From January 1, 1998, to March 31, 1998 . . . .  $   2.250 $   .750
         From April 1, 1998, to June 30, 1998  . . . . .      2.688    1.063
         From July 1, 1998, to September 30, 1998  . . .      2.156     .813
         From October 1, 1998, to December 31, 1998  . .      1.938     .938

                               1997                          High     Low
         ------------------------------------------------ --------- --------
         From January 1, 1997, to March 31, 1997 . . . .  $   5.875 $  3.875
         From April 1, 1997, to June 30, 1997  . . . . .      5.125    2.688
         From July 1, 1997, to September 30, 1997  . . .      4.375    2.313
         From October 1, 1997, to December 31, 1997  . .      5.063    2.000

           The Company's common stock trades on the Nasdaq Stock Market's SmallCap Market(SM) under the symbol "PSYS." "The Nasdaq Stock Market's SmallCap Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Company's closing trading price was $0.81 on March 26, 1999. The total number of shareholders of record as of December 31, 1998, was approximately 5,319. The Company has been notified by The Nasdaq Stock Market that it no longer meets the net tangible assets, market capitalization, and net income requirements for continued listing on The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2). The Company has set up a meeting with Nasdaq on April 30, 1999, to discuss methodologies to correct such deficiencies. If the Company cannot meet the requirements of The Nasdaq SmallCap Market, the Company's common stock will be delisted. If such event occurs, the Company anticipates trading its common stock on The OTC Bulletin Board.

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

           In April 1998, the Company announced that its Board of Directors approved and the Company entered into a definitive agreement (the "Agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction was valued at approximately $100,000,000 and was subject to shareholder and certain antitrust and regulatory approvals and other customary conditions.

           Under the terms of the Agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer World Wide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) had proposed to contribute to the Company $15,000,000 in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee and Washington, D.C. in exchange for approximately 105,000,000 shares of the Company's common stock (the "Property Contribution"). The Agreement permitted Speer, in its sole discretion, to consummate an alternative transaction in lieu of the Property Contribution, whereby Speer could have elected to transfer all of the assets and liabilities of Speer Virtual Media Limited Partnership, plus $36,000,000 in cash in exchange for 41,000,000 shares of common stock of the Company (the "Cash Contribution"). The Agreement further contemplated that all debt and preferred stock of the Company held by its major stockholders would be converted into common stock at the rate of $1.00 per share. The Agreement provided for a $5,000,000 line of credit to be made available by Speer upon signing of the Agreement for operating capital requirements. As of December 31, 1998, the Company's outstanding balance owed on the line of credit was $3,750,000. After the transaction, Mr. Speer would have controlled over 80 percent of the outstanding stock of the Company. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of the Company's major stockholders. RMS L.P. would have also contributed certain real estate in Nashville as part of the transaction.

           In February 1999, the Company announced that its Board of Directors received from Speer Communications Holdings Limited Partnership ("Speer") notice of termination of the Contribution Agreement dated April 22, 1998. In addition, RMS Limited Partnership ("RMS") delivered notice that RMS elected to terminate both the Real Estate Transfer Agreement and Plan of Recapitalization between RMS and the Company.

           In March 1999, the Company announced that its Board of Directors unanimously approved and the Company has entered into a definitive merger agreement (the "Agreement") with Anschutz Digital Media, Inc.
      ("Anschutz"). Under the terms of the Agreement, which was initially proposed on February 17, 1999, Anschutz would acquire all of the outstanding common stock of the Company in a transaction wherein the Company would be merged with a subsidiary of Anschutz, and holders of the Company's common stock would receive $1.00 per share in cash. The Agreement further contemplates that all debt to the Company's shareholders will be repaid and the Company's preferred stock will be canceled for an amount equal to its liquidation preference, plus accrued dividends and interest thereon. The Agreement also provides the Company with a line of credit with available borrowings of $1,250,000 to be extended by Anschutz. The transaction is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions. Anschutz is an affiliate of the Anschutz Company whose operating divisions and wholly-owned subsidiaries engage in telecommunications, natural resources, transportation, real estate, and sports entertainment businesses. Anschutz has entered into a definitive agreement with Speer and RMS to acquire the media and telecommunications assets held by Speer and RMS, including RMS' interest in the Company.

      Item 6 - Selected Financial Data

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

                                             Years ended          Four Months
                                             December 31,            Ended
                                     ---------------------------  December 31,
                                          1998          1997          1996
                                     ------------- ------------- --------------

      Statements of operations
       and comprehensive income:
         Revenues . . . . . . . . .  $  33,451,391 $  40,612,387 $  14,862,023
         Loss from continuing
           operations . . . . . . .    (11,358,389)  (26,058,716)   (3,466,815)
         Net loss . . . . . . . . .    (11,358,389)  (26,058,716)   (3,466,815)
         Basic and diluted loss from
           continuing operations per
           share  . . . . . . . . .           (.64)        (1.48)         (.20)
         Basic and diluted net
           loss per share . . . . .           (.64)        (1.48)         (.20)

      Balance sheet data at
       year end:
         Net working capital
           (deficiency) . . . . . .    (11,168,209)    3,591,655       355,645
         Total assets . . . . . . .     20,033,422    28,475,553    49,194,375
         Long-term debt . . . . . .        154,137     6,240,184       369,377
         Stockholders' equity
           (deficit)  . . . . . . .     (4,462,783)    6,273,122    27,461,113

                                               Years ended August 31,
                                     -----------------------------------------
                                          1996          1995          1994
                                     ------------- ------------- -------------

      Statements of operations
       and comprehensive income:
         Revenues . . . . . . . . .  $  26,702,827 $  21,521,733 $   8,890,595
         Loss from continuing
           operations . . . . . . .    (34,693,961)   (2,515,789)  (17,656,211)
         Net loss . . . . . . . . .    (34,693,961)   (2,648,344)  (18,640,263)
         Basic and diluted loss from
           continuing operations per
           share  . . . . . . . . .          (2.36)         (.23)        (1.98)
         Basic and diluted net loss
           per share  . . . . . . .          (2.36)         (.24)        (2.09)

      Balance sheet data at
       year end:
         Net working capital
           (deficiency) . . . . . .      3,773,780    10,074,716     3,579,444
         Total assets . . . . . . .     47,557,346    27,372,925    30,410,378
         Long-term debt . . . . . .        280,727         -             -
         Stockholders' equity
           (deficit)  . . . . . . .     27,848,808    22,962,099    19,439,897

           The net loss of $11,358,389 for the year ended December 31, 1998, includes restructuring charges of $2,437,933 associated with certain office closings, employee-related layoffs and subsidiary liquidations. The net loss of $26,058,716 for the year ended December 31, 1997, includes intangible asset write-downs of $14,285,907 and restructuring charges of $654,722. The net loss of $34,693,961 for the year ended August 31, 1996, includes write-offs for purchased in-process technology relating to the Vicorp acquisition ($19,500,000), goodwill write-down ($3,829,000), and restructuring charges ($1,093,000). The net loss for the year ended August 31, 1995, decreased significantly when compared to the year ended August 31, 1994, due to higher revenue streams from both the UniPort and the ESP products and to successful efforts by the Company to manage and control costs. The net loss of $18,640,263 for the year ended August 31, 1994, includes the effects of the Company's changing its estimated average useful lives used to compute depreciation for its computer equipment from five to six years to three years. The effect of this change in estimate was to increase the Company's net loss by approximately $4,000,000, or $.45 per share. The change did not affect cash flow.

           Basic and diluted net loss per share is based upon the weighted average common and common equivalent shares outstanding. The diluted net loss per share calculation does not include stock options, convertible securities and warrants, which are common stock equivalents, as their inclusion would be anti-dilutive.

      Item 7 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations

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

           In June 1990, the Company was awarded a contract for approximately $15,600,000 by MCIWorldCom to adapt the ESP for use in the carrier's long-distance network. The contract was subsequently amended to increase the contract price to approximately $34,000,000.

           On July 31, 1992 (the "Distribution Date"), HSN distributed 100 percent of the stock of Precision Systems, Inc., to its existing shareholders on a pro-rata basis.

           During 1996, the Company's business strategy included focusing on core products and technologies, developing strategic business relationships with several international telecommunications and computer equipment providers, improving marketing and sales efforts, and realigning cost structures to improve cash flow. The Company also pursued opportunities for additional growth through acquisitions and/or strategic investments. The Company acquired Vicorp and BFD during 1996. Since the Vicorp and BFD acquisitions were accounted for as purchases, the Company's statements of operations and comprehensive income include the operations of Vicorp since its acquisition date in April 1996, and the operations of BFD since its acquisition date in October 1996. Therefore, the Company's past financial performance should not be considered a reliable indication of future performance.

           In April 1998, the Company announced that its Board of Directors approved and the Company entered into a definitive agreement (the "Agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction was valued at approximately $100,000,000 and was subject to shareholder and certain antitrust and regulatory approvals and other customary conditions.

           Under the terms of the Agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer World Wide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) had proposed to contribute to the Company $15,000,000 in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee and Washington, D.C. in exchange for approximately 105,000,000 shares of the Company's common stock (the "Property Contribution"). The Agreement permitted Speer, in its sole discretion, to consummate an alternative transaction in lieu of the Property Contribution, whereby Speer could have elected to transfer all of the assets and liabilities of

      Speer Virtual Media Limited Partnership, plus $36,000,000 in cash in exchange for 41,000,000 shares of common stock of the Company (the "Cash Contribution"). The Agreement further contemplated that all debt and preferred stock of the Company held by its major stockholders would be converted into common stock at the rate of $1.00 per share. The Agreement provided for a $5,000,000 line of credit to be made available by Speer upon signing of the Agreement for operating capital requirements. As of December 31, 1998, the Company's outstanding balance owed on the line of credit was $3,750,000. After the transaction, Mr. Speer would have controlled over 80 percent of the outstanding stock of the Company. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of the Company's major stockholders. RMS L.P. would have also contributed certain real estate in Nashville as part of the transaction.

           In February 1999, the Company announced that its Board of Directors received from Speer Communications Holdings Limited Partnership ("Speer") notice of termination of the Contribution Agreement dated April 22, 1998. In addition, RMS Limited Partnership ("RMS") delivered notice that RMS elected to terminate both the Real Estate Transfer Agreement and Plan of Recapitalization between RMS and the Company.

           In March 1999, the Company announced that its Board of Directors unanimously approved and the Company has entered into a definitive merger agreement (the "Agreement") with Anschutz Digital Media, Inc. ("Anschutz"). Under the terms of the Agreement, which was initially proposed on February 17, 1999, Anschutz would acquire all of the outstanding common stock of the Company in a transaction wherein the Company would be merged with a subsidiary of Anschutz, and holders of the Company's common stock would receive $1.00 per share in cash. The Agreement further contemplates that all debt to the Company's shareholders will be repaid and the Company's preferred stock will be canceled for an amount equal to its liquidation preference, plus accrued dividends and interest thereon. The Agreement also provides the Company with a line of credit with available borrowings of $1,250,000 to be extended by Anschutz. The transaction is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions. Anschutz is an affiliate of the Anschutz Company whose operating divisions and wholly-owned subsidiaries engage in telecommunications, natural resources, transportation, real estate, and sports entertainment businesses. Anschutz has entered into a definitive agreement with Speer and RMS to acquire the media and telecommunications assets held by Speer and RMS, including RMS' interest in the Company.

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

           * The Company's ability to retain its larger customers, including MCIWorldCom

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

           * The ability of the Company and its significant suppliers and large customers to address the Year 2000 issue

           * The Company's ability to generate sufficient cash, from operations or from external sources, to fund its global operations. See "Financial Statements," including Report of Independent Accountants

           Many of such uncertainties are outside the Company's control and could postpone, delay, or eliminate potential sales opportunities. These uncertainties, therefore, can affect the Company's ability to sell, deliver, and install its products in a consistent manner. Consequently, the Company's past financial performance should not be considered a reliable indication of future performance and investors should not use historical trends to anticipate results or trends in future periods. See "Financial Position, Liquidity and Capital Resources."

      Fiscal Years Ended December 31, 1998 and 1997

      Total Revenues

           Total revenues decreased to $33,451,391 in fiscal 1998 compared to $40,612,387 in fiscal 1997. The various components of revenue fluctuated as explained below:

      Contract Revenue

           Contract revenue, consisting primarily of telecommunications equipment hardware sales, increased to $6,647,200 in fiscal 1998 compared to $6,203,229 in fiscal 1997. The increase is primarily due to an increase in contract revenues associated with Vicorp's BETEX products of $6,615,800 in fiscal 1998 compared to $5,419,591 in fiscal 1997.
      Offsetting the increase in contract revenues associated with Vicorp's BETEX products is a decrease in contract revenues generated by ESP product sales to MCIWorldCom. ESP product sales to MCIWorldCom generated no revenue in fiscal 1998 compared to $759,185 in fiscal 1997. The Company hopes to generate future contract revenue from the sale of BETEX products, although no assurance can be given for such future revenue.

      Service and Support

           Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, decreased to $19,651,125 in fiscal 1998 compared to $23,813,564 in fiscal 1997.

           Service and support provided to MCIWorldCom decreased to $1,486,106 in fiscal 1998 compared to $1,994,616 in fiscal 1997 due to the customer's request for a lower level of support to be provided by the Company in 1998 compared to 1997. Maintenance revenue generated from MCIWorldCom relating to its ESP equipment was $1,479,634 in fiscal 1998 compared to $1,846,080 in fiscal 1997. In addition, the Company's service and support revenue relating to its software development services provided to MCIWorldCom decreased to $6,472 in fiscal 1998 from $148,536 in fiscal 1997.

           Service and support revenue for Vicorp BETEX products was $14,253,414 in fiscal 1998 compared to $18,480,724 in fiscal 1997.
      Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

           Service and support revenue for BFD was $3,619,297 in fiscal 1998 compared to $3,338,224 in fiscal 1997. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

      License Fee Revenue

           License fee revenue decreased to $7,153,066 in fiscal 1998 compared to $10,595,594 in fiscal 1997. License fee revenue for fiscal 1998, relating to its BETEX product line, was $4,582,374 and $2,570,692 for the UniPort product line. The primary reason for the decrease in license fee revenue for fiscal 1998 relates to a lower level of BETEX licenses sold in the American and European markets versus prior periods. The Company hopes to generate future license fee revenue for its BETEX and UniPort products, although no assurance can be given for such future revenue.

      Cost of Sales

           Cost of sales decreased to $16,978,499 (51 percent of revenue) in fiscal 1998 compared to $18,099,533 (45 percent of revenue) in fiscal 1997. The primary reason for the decrease in the Company's cost of sales dollar amount is a decrease in the Company's total revenue. The increase in the Company's cost of sales percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue in fiscal 1998 related to lower margin hardware sales versus the same period in 1997.

      Selling, General and Administrative Expenses

           Selling, general and administrative expenses decreased to $20,053,742 in fiscal 1998 compared to $22,171,534 in fiscal 1997. The decrease is primarily due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include the following:

           * The Company reduced its payroll and related costs due to consolidation and elimination of certain functions (i.e., sales and marketing, product management, customer service) and office closings, with related headcount reductions of 58 individuals during 1998 that generated approximately $3,800,000 in cost savings.

           * The Company reduced its occupancy expenses due to certain office closings in the U.S. and European markets, which generated approximately $267,000 in cost savings.

           *  The  Company canceled  certain maintenance  contracts relating  to
              its   lab   equipment   during   fiscal   1998,   which  generated
              approximately $240,000 in cost savings.

           * The Company reduced its employee recruitment efforts during fiscal 1998, which generated approximately $344,000 in cost savings.

           * The Company reduced its travel expenses due to increased controls and a decrease in the Company's employee base, which generated approximately $654,000 in cost savings.

           *  The  Company  reduced  its  bad  debt  expense  by   approximately
              $841,000  due  to   improved  results  of   receivable  collection
              efforts.

           The decrease in selling, general and administrative expenses during 1998 is offset by restructuring charges of $2,437,933 associated with certain office closings, employee-related layoffs and subsidiary liquidations. Although the Company has separate restructuring charges in both 1998 and 1997, the most recent year's charges were approximately $1,800,000 greater than 1997. In addition, the Company incurred approximately $1,100,000 in fiscal 1998 for legal, consulting, and investment banking related expenses associated with a proposed transaction between the Company and various privately-held entities controlled by Roy M. Speer. Such proposed transaction was terminated during 1999.

      Research, Engineering and Development

           Research, engineering and development expenses decreased to $3,229,366 in fiscal 1998 compared to $4,719,489 in fiscal 1997. The decrease in research, engineering and development expenses primarily relates to the reduction in development work associated with the Company's BETEX and UniPort products. The Company has reduced its research and development efforts on UniPort due to reduced sales and marketing opportunities for the product and to focus future activities on BETEX and BETEX-related products, such as Lydian and VACCs. Although the Company is reducing its research and development activities for BETEX and BETEX-related products, it does not anticipate a material negative effect on its customer-related revenue opportunities. Resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. In addition, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

      Depreciation and Amortization

           Depreciation and amortization decreased to $3,201,616 in fiscal 1998 compared to $7,042,929 in fiscal 1997. The decrease is primarily due to amortization expenses incurred during fiscal 1997 relating to intangible assets acquired with The Renaissance Group, Vicorp and BFD acquisitions that were written off during the fourth quarter of 1997 and, therefore, created no amortization during fiscal 1998.

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

      Interest Expense

           In fiscal 1998, net interest expense was $1,346,557 compared to $351,711 in fiscal 1997. The increase in net interest expense is primarily due to the decrease in the Company's interest-bearing cash and cash equivalent amounts and the issuance of promissory notes of $6,000,000 on September 30, 1997, that bear interest at 8 percent and notes of $3,750,000 issued during 1998 that bear interest at 9.5 percent.

      Fiscal Years Ended December 31, 1997 and December 31, 1996 (unaudited)

      Total Revenues

           Total revenues increased to $40,612,387 in fiscal 1997 compared to $36,372,805 in fiscal 1996. The various components of revenue fluctuated as explained below:

      Contract Revenue

           Contract revenue, consisting primarily of telecommunications equipment hardware sales, decreased to $6,203,229 in fiscal 1997 compared to $11,055,923 in fiscal 1996. The decrease is primarily due to certain ESP product sales to MCIWorldCom completed in 1996 which did not recur during the same period in 1997. Offsetting the overall decrease in ESP product sales is an increase in contract revenues associated with Vicorp's BETEX products of $5,419,591 in fiscal 1997 compared to $3,797,166 in fiscal 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations and comprehensive income include the operations of Vicorp since the acquisition date in April 1996. The Company expects the revenue generated from the sale of BETEX products to increase during 1998.

      Service and Support

           Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, increased to $23,813,564 in fiscal 1997 compared to $17,539,456 in fiscal 1996.

           Service and support provided to MCIWorldCom decreased to $1,994,616 in fiscal 1997 compared to $2,097,900 in fiscal 1996. While total maintenance revenue increased due to additional MCIWorldCom ESP equipment that is subject to the Company's maintenance services, the overall decrease is due to certain non-recurring development projects delivered to MCIWorldCom which occurred in fiscal 1996.

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

           Service and support revenue for BFD was $3,338,224 in fiscal 1997 compared to $789,035 in fiscal 1996. Since the BFD acquisition was accounted for as a purchase, the Company's consolidated statements of operations and comprehensive income include the operations of BFD since its acquisition date in October 1996. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

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

      Cost of Sales

           Cost of sales increased to $18,099,533 (45 percent of revenue) in fiscal 1997 compared to $11,529,527 (32 percent of revenue) in fiscal 1996. The primary reason for the increase in the Company's cost of sales dollar amount is an increase in the Company's total revenue. The increase in the Company's cost of sales percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue in fiscal 1997 related to lower margin service and support services versus the same period in 1996.

      Selling, General and Administrative Expenses

           Selling, general and administrative expenses decreased to $22,171,534 in fiscal 1997 compared to $27,164,205 in fiscal 1996. The decrease is primarily due to the Company's efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Specific cost savings include the following:

           * In the U.S. market, the Company decreased its payroll and related costs due to consolidation and elimination of certain functions (i.e., sales and marketing, product management, customer service), which generated approximately $550,000 in savings.

           * The Company improved its controls and accountability for use of third party professional vendors (legal, public relations, management consultants, etc.), which generated approximately $650,000 in savings.

           * The Company had a marketing partnership in 1997 where the partner helped fund approximately $215,000 of the Company's marketing. In addition, the Company had a more targeted marketing approach in 1997 that allowed for a reduction in broad-based advertising and tradeshow expenditures of approximately $280,000.

           *  The  Company  reduced  its  bad  debt  expense  by   approximately
              $550,000   due  to  improved   results  of  receivable  collection
              efforts.

           * Although the Company has separate restructuring charges in both 1997 and 1996, the most recent year's charges were $450,000 less than 1996 due to a smaller number of headcount reductions.

           *  The  Company  eliminated certain  lab  and development  equipment,
              which   reduced  the  related  maintenance   contract  expense  by
              approximately $250,000.

           The decrease in selling, general and administrative expenses is offset by the increase relating to the acquisition of BFD. Selling, general and administrative expenses associated with the acquisition of BFD was approximately $3,335,433 in fiscal 1997 compared to $606,197 for the period in 1996 that BFD was included in the Company's consolidated statements of operations and comprehensive income.

      Research, Engineering and Development

           Research, engineering and development expenses decreased to $4,719,489 in fiscal 1997 compared to $5,988,089 in fiscal 1996. The decrease in research, engineering and development expenses primarily relates to the reduction in development work associated with the Company's BETEX and UniPort products. Resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. In addition, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

           From the April 1996 acquisition date through December 1997, the Company's efforts at completing certain of such in-process research and development projects were unsuccessful and produced negative cash flows that significantly impacted the Company's financial position and operations. The Company originally projected that it would generate approximately $25,000,000 of revenue from projects representing in-process research and development from the April 16, 1996, acquisition of Vicorp N.V. The actual results were approximately $15,000,000, significantly lower than original expectations. The primary reason for the lower performance relates primarily to slower than expected development efforts for BETEX-ESP and its negative effects on the Company's commercial efforts. These delayed development efforts not only negatively impacted new customer opportunities, but it also inhibited the

      Company's ability to deliver products to its current customer base. In addition, the Company originally anticipated development efforts to combine the Company's UniPort product with Vicorp's BETEX products and associated revenue opportunities. Due to significant development problems and delays from the BETEX-ESP project, combined with the Company's negative operating cash flow results (with resultant impact on cash resources), the Company discontinued efforts at the UniPort/BETEX integration project during 1997. The Company does not anticipate any future development efforts or revenue opportunities from the UniPort/BETEX integration project. Additionally, due to the Company's continued negative results from operations, the remaining acquired intangible assets were written-off in full during the fourth quarter of 1997.

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

      Interest (Expense) Income

           In fiscal 1997, net interest expense was $351,711 compared to net interest income of $658,468 in fiscal 1996. The increase in net interest expense is primarily due to certain interest expense associated with debt assumed by the Company in connection with the Vicorp and BFD acquisitions. Additionally, the Company issued promissory notes of $6,000,000 on September 30, 1997, that bear interest at 8 percent.

      Four Months Ended December 31, 1996 and December 31, 1995 (unaudited)

      Total Revenues

           Total revenues increased to $14,862,023 for the four months ended December 31, 1996, compared to $5,191,615 for the four months ended December 31, 1995. The primary reason for the increase in revenue was that the Company acquired Vicorp and BFD during 1996. Since the Vicorp and BFD acquisitions were accounted for as purchases, the Company's consolidated statements of operations and comprehensive income include the operations of Vicorp since the acquisition date in April 1996 and the operations of BFD since its acquisition date in October 1996. The various components of revenue fluctuated as explained below:

      Contract Revenue

           Contract revenue, consisting primarily of telecommunications equipment hardware sales, was $3,729,171 during the four months ended
      December  31,  1996, compared  to $4,110,355  for  the four  months ended
      December 31, 1995. The decrease in contract revenue during the four months ended December 31, 1996, compared to the four months ended December 31, 1995, is primarily due to certain ESP product sales to MCIWorldCom completed in 1995 that did not recur during the same period in 1996.

           Contract revenue associated with Vicorp's BETEX products was approximately $2,717,818 for the four months ended December 31, 1996. Since the Vicorp acquisition was accounted for as a purchase, the Company's consolidated statements of operations and comprehensive income include the operations of Vicorp since the acquisition date. The Company expects the revenue generated from the sale of BETEX products to increase during 1997. Contract revenue for the four months ended December 31, 1995, represented certain ESP product sales to MCIWorldCom that did not recur during the same period in 1996.

      Service and Support

           Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, increased to $7,959,984 for the four months ended December 31, 1996, compared to $956,539 for the four months ended December 31, 1995.

           Service and support provided to MCIWorldCom increased to $653,734 for the four months ended December 31, 1996, compared to $477,581 for the four months ended December 31, 1995. Maintenance revenue generated from MCIWorldCom regarding its ESP equipment increased to $519,648 for the four months ended December 31, 1996, compared to $335,920 for the four months ended December 31, 1995. The increase in maintenance revenue primarily relates to additional ESP equipment delivered to MCIWorldCom during 1996 that is subject to the Company's maintenance services.

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

      License Fee Revenue

           License fee revenue for the four months ended December 31, 1996 was $3,172,868 compared to $124,721 for the four months ended December 31, 1995. License fee revenue for the four months ended December 31, 1996, relating to its UniPort product line was $69,600 and $3,103,268 for the BETEX product line. The Company hopes to generate future license fee revenue for its UniPort and BETEX products, although no assurance can be given for such future revenue.

      Cost of Sales

           Cost of sales increased to $3,442,705 (23 percent of revenue) during the four months ended December 31, 1996, compared to $2,013,379 (39 percent of revenue) during the four months ended December 31, 1995. The primary reason for the increase in the Company's cost of sales dollar amount is an increase in the Company's total revenue. The decrease in the Company's cost of sales percentage is primarily associated with a change in product mix. A greater portion of the Company's revenue for the four months ended December 31, 1995, related to lower margin hardware sales compared to the four months ended December 31, 1996.

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

           Although overall selling, general and administrative expenses from continuing operations increased during the four months ended December 31, 1996, in comparison to the previous period, the Company has made efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. Considering the impact of the Vicorp and BFD acquisitions, the Company expects its selling, general and administrative expenses to increase in the future.

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

      Financial Position, Liquidity, and Capital Resources

           At December 31, 1998, the Company had a working capital deficiency of $11,168,209 compared to net working capital of $3,591,655 at December 31, 1997. The decrease in net working capital is due in part to notes of $6,000,000 maturing in April 1999 issued to the Company's shareholders in September 1997. The Company expects that in 1999, as in 1998, the Company will require additional external sources of capital to fund its operations, including working capital needs. The Company's Board of Directors formed a special committee for the purpose of analyzing additional external sources of capital that may be available to the Company. The Company has taken steps regarding the improvement of its cash flow and cash position, including:

         * Retained an investment banking firm to assist in the development and evaluation of future strategic initiatives, including potential financing opportunities;

         * Analyzed opportunities to sell certain non-core assets, including real estate; and

         * Implemented a restructuring plan to reduce operating expenses.

           However, there is no assurance that the Company will be able to obtain additional financing on acceptable terms and conditions or that its existing working capital will be sufficient to fund its operating and investing activities for 1999. See "Financial Statements," including Report of Independent Accountants.

           In April 1998, the Company announced that its Board of Directors approved and the Company entered into a definitive agreement (the "Agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction was valued at approximately $100,000,000 and was subject to shareholder and certain antitrust and regulatory approvals and other customary conditions.

           Under the terms of the Agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer World Wide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) had proposed to contribute to the Company $15,000,000 in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee and Washington, D.C. in exchange for approximately 105,000,000 shares of the Company's common stock (the "Property Contribution"). The Agreement permitted Speer, in its sole discretion, to consummate an alternative transaction in lieu of the Property Contribution, whereby Speer could have elected to transfer all of the assets and liabilities of Speer Virtual Media Limited Partnership, plus $36,000,000 in cash in exchange for 41,000,000 shares of common stock of the Company (the "Cash Contribution"). The Agreement further contemplated that all debt and preferred stock of the Company held by its major stockholders would be converted into common stock at the rate of $1.00 per share. The

      Agreement provided for a $5,000,000 line of credit to be made available by Speer upon signing of the Agreement for operating capital requirements. As of December 31, 1998, the Company's outstanding balance owed on the line of credit was $3,750,000. After the transaction, Mr.
      Speer would have controlled over 80 percent of the outstanding stock of the Company. Mr. Speer currently controls RMS Limited Partnership, an entity that is one of the Company's major stockholders. RMS L.P. would have also contributed certain real estate in Nashville as part of the transaction.

           In February 1999, the Company announced that its Board of Directors received from Speer Communications Holdings Limited Partnership ("Speer") notice of termination of the Contribution Agreement dated April 22, 1998. In addition, RMS Limited Partnership ("RMS") delivered notice that RMS elected to terminate both the Real Estate Transfer Agreement and Plan of Recapitalization between RMS and the Company.

           In March 1999, the Company announced that its Board of Directors unanimously approved and the Company has entered into a definitive merger agreement (the "Agreement") with Anschutz Digital Media, Inc. ("Anschutz"). Under the terms of the Agreement, which was initially proposed on February 17, 1999, Anschutz would acquire all of the outstanding common stock of the Company in a transaction wherein the Company would be merged with a subsidiary of Anschutz, and holders of the Company's common stock would receive $1.00 per share in cash. The Agreement further contemplates that all debt to the Company's shareholders will be repaid and the Company's preferred stock will be canceled for an amount equal to its liquidation preference, plus accrued dividends and interest thereon. The Agreement also provides the Company with a line of credit with available borrowings of $1,250,000 to be extended by Anschutz. The transaction is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions. Anschutz is an affiliate of the Anschutz Company whose operating divisions and wholly-owned subsidiaries engage in telecommunications, natural resources, transportation, real estate, and sports entertainment businesses. Anschutz has entered into a definitive agreement with Speer and RMS to acquire the media and telecommunications assets held by Speer and RMS, including RMS' interest in the Company.

           The Company's accounts and contracts receivable decreased to $6,823,640 as of December 31, 1998, compared to $9,657,355 as of December 31, 1997. The decrease is primarily due to the collection of certain receivables outstanding at December 31, 1997, as well as an overall reduction in revenue during 1998.

           The Company's supplies and other current assets increased to $2,337,961 as of December 31, 1998, compared to $1,970,407 as of December 31, 1997. The increase is primarily due to an increase in inventory and prepaid expenses.

           The Company's costs and earnings in excess of billings on uncompleted contracts decreased to $1,425,303 as of December 31, 1998, compared to $3,333,339 as of December 31, 1997. The decrease is primarily associated with the completion of certain BETEX product delivery contracts that were in process for its customers. Such amounts as of December 31, 1998, are expected to be fully billed by the Company by June 30, 1999.

           The Company's current portion of long-term debt increased to $9,864,171 as of December 31, 1998, compared to $294,375 as of December 31, 1997. The Company's long-term debt decreased to $154,137 as of December 31, 1998, compared to $6,240,184 as of December 31, 1997. The increase in the current portion of long-term debt and the decrease in long-term debt is primarily due to a reclassification of $6,000,000 in promissory notes maturing in April 1999 and to the Company's borrowing of an additional $3,750,000 in short-term notes during 1998 to fund working capital needs.

           The Company's accounts payable increased to $5,758,372 as of December 31, 1998, compared to $5,505,996 as of December 31, 1997. The increase is primarily due to the timing of certain vendor payments.

           The Company's accrued expenses increased to $5,496,658 as of December 31, 1998, compared to $3,531,249 as of December 31, 1997. The increase is primarily due to accrued restructuring charges of $922,050 as of December 31, 1998, and an increase of $690,487 in accrued interest on shareholder notes. In addition, certain acquisition related expenses of approximately $325,000 are accrued as of December 31, 1998.

           The Company's accrued payroll and related expenses decreased to $1,488,723 as of December 31, 1998, compared to $2,579,551 as of December 31, 1997, due primarily to a decrease in the Company's employee base during 1998.

           The Company's billings in excess of costs and earnings on uncompleted contracts decreased to $1,010,680 as of December 31, 1998, compared to $2,780,251 as of December 31, 1997. The decrease is primarily associated with the completion of certain BETEX software development contracts in process for its customers.

           The Company's deferred revenue balance decreased to $723,464 as of December 31, 1998, compared to $1,270,825 as of December 31, 1997. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers.

           During the year ended December 31, 1998, cash used by operations was $4,112,005. The Company funded this cash flow usage primarily through debt funding of $3,750,000 that was received from one of the Company's shareholders, RMS Limited Partnership, during 1998. During the year ended December 31, 1997, cash used by operations was $5,098,537. The Company funded this cash flow usage primarily through the net equity and debt funding of $4,400,000 and $5,974,130, respectively, that was received from shareholders during the second and third quarters of 1997, respectively. During the four months ended December 31, 1996, cash used by operations was $5,849,184. The Company funded this cash flow usage primarily through its cash funds. During the year ended August 31, 1996, cash used by operations was $7,112,438. The Company funded this cash flow usage primarily through the proceeds generated through issuance of common stock.

           The Company incurred $1,577,844 in expenditures for capital assets for the year ended December 31, 1998. Future levels of capital expenditures will be dependent upon cash availability from operating activities and additional sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions. Management expects that expenditures for fiscal 1999 will be approximately $2,900,000.

           As of December 31, 1998, the Company had net operating loss carryforwards of approximately $49,000,000 for federal income tax purposes expiring through 2018 and $22,900,000 for foreign tax purposes, of which $17,700,000 is expiring through 2008 and $5,200,000 is available indefinitely.

           On September 30, 1996, the Company elected to change its year end from August 31 to December 31. The change became effective December 31, 1996.

      New Accounting Pronouncements

           In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective for periods beginning after December 15, 1997, requiring reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported; however, it does require that an amount representing total comprehensive income be reported in that statement. The adoption of SFAS No. 130 did not have a material effect on the financial condition or the results of operations of the Company.

           Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), effective for periods beginning after December 15, 1997. SFAS No. 131 changes the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for the Company's fiscal year 1998. The adoption of SFAS No. 131 did not have a material effect on the financial condition or the results of operations of the Company.

           In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supercedes SOP 91-1, "Software Revenue Recognition" and provides guidance on when and in what amounts revenue should be recognized for the licensing, selling, leasing or marketing of computer software. The adoption of SOP 97-2 did not have a material impact on the financial condition or the results of operations of the Company.

           In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), effective for periods beginning after December 15, 1997. The adoption of SFAS No. 132 had no effect on the financial condition or the results of operations of the Company.

           In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for periods beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company believes that the adoption of SFAS No. 133 will not have a material effect on the financial condition or the results of operations of the Company.

           In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," ("SFAS No. 134"), effective for periods beginning after December 15, 1998. The Company believes the adoption of SFAS No. 134 will not have a material effect on the financial condition or the results of operations of the Company.

      Readiness for Year 2000

           The Company is in the process of developing a plan to identify and resolve all of its issues relating to the "Year 2000" problems relating to its business. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. This issue affects the Company's internal information systems and could impact software systems sold and delivered to customers. Various task forces have been formed to assess the scope of the Company's risks in this area and bring applications into compliance. To date, the Company has experienced very few problems relating to Year 2000 testing and those identified have been fixed in the Company's day-to-day operating environment. The Company has also started coordinating with vendors about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information relating to the

      Year 2000. The Company intends to continue its efforts to monitor the Year 2000 compliance of vendors. In the event any third parties cannot timely provide the Company with products that meet the Year 2000 requirements, then the Company's abilities to offer its products and services could be materially adversely affected. The cost incurred by the Company during 1998 to address Year 2000 compliance was less than $500,000. The Company estimates it will incur less than $500,000 in direct costs during 1999 to support its compliance initiatives. Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 programs, or that third party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue will not exceed its estimates, or that the impact of a failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's businesses, financial conditions, or results of operations. In addition, the Company's business may be materially adversely affected in the event that its customers' systems are not Year 2000 compliant to the extent that such (i) customers' systems are not compatible with those products or services offered by the Company or (ii) customers delay purchase of products or services from the Company while such customers' systems are made Year 2000 compliant. The Company has not adopted a contingency plan to address possible risks to its systems.

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

           * The Company's ability to retain its larger customers, including MCIWorldCom

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

           * The ability of the Company and its significant suppliers and large customers to address the Year 2000 issue.

           *  The  Company's   ability   to  generate   sufficient  cash,   from
              operations or from external sources, to fund its global operations. See "Financial Statements," including Report of Independent Accountants.

           Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the Company's filings under the Securities Act of 1933. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K, and 10-K and Annual Reports to Shareholders.

      Item 8 - Financial Statements



                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----

      Report of Independent Accountants . . . . . . . . . . . . . . . . . .  43

      Report of Independent Accountants . . . . . . . . . . . . . . . . . .  44

      Report of Independent Accountants . . . . . . . . . . . . . . . . . .  45

      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . 46 - 47

      Consolidated Statements of Operations and Comprehensive Income  . 48 - 49

      Consolidated Statements of Stockholders' Equity . . . . . . . . . 50 - 57

      Consolidated Statements of Cash Flows . . . . . . . . . . . . . . 58 - 60

      Notes to Consolidated Financial Statements  . . . . . . . . . . . . .  61

      REPORT OF INDEPENDENT ACCOUNTANTS



      To the Board of Directors and Stockholders
      Precision Systems, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Precision Systems, Inc., and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         PRICEWATERHOUSECOOPERS LLP


      Tampa, Florida
      February 12, 1999, except for the information in Notes 19 and 20, for which the date is March 15, 1999

      REPORT OF INDEPENDENT ACCOUNTANTS



      Board of Directors
      Precision Systems, Inc.

      We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the four months ended December 31, 1996, and for each of the two years in the period ended August 31, 1996, of Precision Systems, Inc. and subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Vicorp N.V. (a consolidated subsidiary), which statements reflect total revenues constituting 80 percent and 42 percent of consolidated total revenues for the four months ended December 31, 1996, and for the year ended August 31, 1996, respectively. The financial statements of Vicorp N.V. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vicorp N.V., is based solely on the report of such other auditors.

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

      In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the four months ended December 31, 1996, and for the year ended August 31, 1996, in conformity with generally accepted accounting principles.



      Deloitte & Touche LLP

      Tampa, Florida
      March 27, 1997

      REPORT OF INDEPENDENT ACCOUNTANTS



      Board of Directors
      Precision Systems, Inc.

      Board of Directors
      Vicorp N.V.

      We have audited the consolidated balance sheet of Vicorp N.V. and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, stockholder's equity, and cash flows for the four months ended December 31, 1996, and the year ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicorp N.V. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the four months ended December 31, 1996, and the year ended August 31, 1996, in conformity with generally accepted accounting principles in the United States.



                                    PRICEWATERHOUSECOOPERS LLP
      Utrecht
      Holland
      March 27, 1997

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  ----------------------------
                                                       1998           1997
                         ASSETS                   -------------- -------------
      Current Assets
       Cash and cash equivalents  . . . . . . . . $   2,543,763  $  4,582,757
       Accounts and contracts receivable, net . .     6,823,640     9,657,355
       Due from employees . . . . . . . . . . . .        43,192        10,044
       Supplies and other current assets  . . . .     2,337,961     1,970,407
       Costs and earnings in excess of billings
         on uncompleted contracts . . . . . . . .     1,425,303     3,333,339
                                                  -------------- -------------
          Total current assets  . . . . . . . . .    13,173,859    19,553,902
                                                  -------------- -------------
      Property, Plant and Equipment, at Cost
       Land and improvements  . . . . . . . . . .     1,134,955     1,134,955
       Buildings and improvements . . . . . . . .     3,034,703     3,083,401
       Computer equipment . . . . . . . . . . . .    26,433,111    28,078,975
       Furniture and office equipment . . . . . .     3,331,312     3,237,280
                                                  -------------- -------------
                                                     33,934,081    35,534,611
       Less accumulated depreciation  . . . . . .   (27,112,340)  (26,665,434)
                                                  -------------- -------------
                                                      6,821,741     8,869,177
                                                  -------------- -------------
      Intangible assets, net  . . . . . . . . . .        37,822        52,474
                                                  -------------- -------------
                                                  $  20,033,422  $ 28,475,553
                                                  ============== =============

                   The accompanying notes are an integral part of
                       these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                                          December 31,
                                                  ----------------------------
                    LIABILITIES AND                    1998           1997
             STOCKHOLDERS' EQUITY (DEFICIT)       -------------- -------------

      Current Liabilities
       Current portion of long-term debt  . . . . $   9,864,171  $    294,375
       Accounts payable . . . . . . . . . . . . .     5,758,372     5,505,996
       Accrued expenses . . . . . . . . . . . . .     5,496,658     3,531,249
       Accrued payroll and related liabilities  .     1,488,723     2,579,551
       Billings in excess of costs and earnings
         on uncompleted contracts . . . . . . . .     1,010,680     2,780,251
       Deferred revenue . . . . . . . . . . . . .       723,464     1,270,825
                                                  -------------- -------------
          Total current liabilities . . . . . . .    24,342,068    15,962,247
                                                  -------------- -------------
      Long-term debt  . . . . . . . . . . . . . .       154,137     6,240,184
                                                  -------------- -------------
      Commitments and Contingencies
       (Notes 9, 18, and 19)
      Stockholders' Equity (Deficit)
       Non-redeemable preferred stock   $.01 par
         value; authorized 50,000 shares:
          Series A 6 percent Cumulative
           Convertible Preferred Stock;
           convertible at $4.76 per share,
           issued and outstanding 10,000 shares;
           liquidation preference $5,800,000  . .           100           100
          Series B 8 percent Cumulative
           Convertible Preferred Stock;
           convertible at $4.47 per share,
           issued and outstanding 4,500 shares;
           liquidation preference $4,500,000  . .            45            45
       Common stock   $.01 par value; authorized
         30,000,000 shares, issued 17,986,106
        and 17,906,025 shares, respectively . . .       179,861       179,060
       Additional paid-in capital . . . . . . . .   113,554,218   114,000,072
       Accumulated deficit  . . . . . . . . . . .  (120,652,494) (109,294,105)
       Treasury stock (132,937 shares) -
         at cost  . . . . . . . . . . . . . . . .      (422,360)     (422,360)
       Accumulated preferred stock dividends  . .     2,379,549     1,675,201
       Accumulated other comprehensive income . .       512,048       312,609
       Unearned compensation  . . . . . . . . . .       (13,750)     (177,500)
                                                  -------------- -------------
         Total stockholders' equity (deficit) . .    (4,462,783)    6,273,122
                                                  -------------- -------------
                                                  $  20,033,422  $ 28,475,553
                                                  ============== =============

                   The accompanying notes are an integral part of
                       these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                          Year           Year       Four Months       Year
                                          Ended         Ended          Ended         Ended
                                      December 31,   December 31,  December 31,    August 31,
                                          1998           1997          1996           1996
                                     -------------- ------------- -------------- -------------
       Revenues
         Contract revenues . . . . . $   6,647,200  $  6,203,229  $   3,729,171  $ 13,724,228
         Service and support . . . .    19,651,125    23,813,564      7,959,984     9,220,291
         License fee revenue . . . .     7,153,066    10,595,594      3,172,868     3,758,308
                                     -------------- ------------- -------------- -------------
                                        33,451,391    40,612,387     14,862,023    26,702,827
       Cost of sales, exclusive      -------------- ------------- -------------- -------------
         of depreciation and
         amortization shown
         separately below  . . . . .    16,978,499    18,099,533      3,442,705     6,023,989
                                     -------------- ------------- -------------- -------------
       Operating Expenses
         Selling, general and
          administrative . . . . . .    20,053,742    22,171,534     10,899,572    23,849,385
         Research, engineering
          and development  . . . . .     3,229,366     4,719,489      1,964,284     5,249,377
         Depreciation and
          amortization . . . . . . .     3,201,616     7,042,929      2,265,126     4,714,227
         Purchased research and
          development  . . . . . . .         -             -              -        19,500,000
         Impairment of intangible
          assets . . . . . . . . . .         -        14,285,907          -         3,829,424
                                     -------------- ------------- -------------- -------------
                                        26,484,724    48,219,859     15,128,982    57,142,413
                                     -------------- ------------- -------------- -------------
       Operating loss  . . . . . . .   (10,011,832)  (25,707,005)    (3,709,664)  (36,463,575)
       Interest income
         (expense), net  . . . . . .    (1,346,557)     (351,711)       124,561       507,200
       Gain on sale of marketable
         equity securities . . . . .         -             -              -         1,262,414
       Loss before income            -------------- ------------- -------------- -------------
         taxes . . . . . . . . . . .   (11,358,389)  (26,058,716)    (3,585,103)  (34,693,961)
       Income tax benefit  . . . . .         -             -            118,288         -
                                     -------------- ------------- -------------- -------------
       Net Loss  . . . . . . . . . .   (11,358,389)  (26,058,716)    (3,466,815)  (34,693,961)


                   The accompanying notes are an integral part of
                       these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                     (continued)

                                                                       Four
                                          Year           Year         Months          Year
                                          Ended         Ended          Ended         Ended
                                      December 31,   December 31,  December 31,    August 31,
                                          1998           1997          1996           1996
                                     -------------- ------------- -------------- -------------
       Other Comprehensive Income
         Foreign currency
          translation adjustments  .       199,439       (43,139)           332       355,416
                                     -------------- ------------- -------------- -------------
       Comprehensive Loss  . . . . . $ (11,158,950) $(26,101,855) $  (3,466,843) $(34,338,545)
                                     ============== ============= ============== =============

       Net Loss Applicable to
         Common Stock
          Net loss . . . . . . . . . $ (11,358,389) $(26,058,716) $  (3,466,815) $(34,693,961)
          Preferred stock dividend
            requirements . . . . . .      (704,348)     (612,327)      (116,318)     (349,883)
                                     -------------- ------------- -------------- -------------
                                     $ (12,062,737) $(26,671,043) $  (3,583,133) $(35,043,844)
                                     ============== ============= ============== =============
       Basic and Diluted Loss
         Per Share
          Net loss . . . . . . . . . $        (.64) $      (1.48) $        (.20) $      (2.36)
          Net loss applicable to     ============== ============= ============== =============
            common stock . . . . . . $        (.68) $      (1.51) $        (.21) $      (2.39)
                                     ============== ============= ============== =============

                   The accompanying notes are an integral part of
                       these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Non-        Non-
                     Redeemable  Redeemable
                      Series A    Series B
                     Preferred   Preferred    Common     Class B
                       Stock       Stock      Stock    Convertible   Additional
                      $.01 Par    $.01 Par   $.01 Par    Common        Paid-in      Accumulated
                       Value       Value      Value       Stock        Capital        Deficit
                    ----------- ----------- --------- ------------ -------------- ---------------
     Balance at
      September 1,
      1995   . . .  $      100  $      -    $ 97,335  $    24,159  $  67,740,805  $  (45,074,613)
     Issuance of
      common stock
      upon exercise
      of stock
      options  . .        -            -       5,152         -           922,714           -
     Conversion of
      Class B
      common stock        -            -      24,159      (24,159)         -               -
     Issuance of
      common stock
      upon
      acquisition
      of Vicorp  .        -            -      31,018         -        29,490,559           -
     Other
      comprehensive
      income   . .        -            -       -             -             -               -
     Unearned
      compensation
      relating to
      restricted
      stock grants        -            -       -             -           470,020           -
     Amortization
      of unearned
      compensation        -            -       -             -             -               -
     Issuance of
      common stock        -            -      15,000         -         8,610,000           -
     Dividends on
      preferred
      stock  . . .        -            -       -             -          (349,883)          -
     Net loss for
      the year
      ended August
      31, 1996   .        -            -       -             -             -         (34,693,961)
                    ----------- ----------- --------- ------------ -------------- ---------------

                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                        Non-        Non-
                     Redeemable  Redeemable
                      Series A    Series B
                     Preferred   Preferred    Common     Class B
                       Stock       Stock      Stock    Convertible   Additional
                      $.01 Par    $.01 Par   $.01 Par    Common        Paid-in      Accumulated
                       Value       Value      Value       Stock        Capital        Deficit
                    ----------- ----------- --------- ------------ -------------- ---------------
     Balance at
      August 31,
      1996   . . .         100         -     172,664         -       106,884,215     (79,768,574)
     Issuance of
      common stock
      upon exercise
      of stock
      options  . .        -            -       1,577         -         1,222,286           -
     Issuance of
      common stock
      upon
      acquisition
      of BFD
      Productions,
      Inc.   . . .        -            -       2,723         -         1,653,110           -
     Other
      comprehensive
      income   . .        -            -       -             -             -               -
     Amortization
      of unearned
      compensation        -            -       -             -             -               -
     Dividends on
      preferred
      stock  . . .        -            -       -             -          (116,318)          -
     Net loss for
      the four
      months ended
      December 31,
      1996   . . .        -            -       -             -             -          (3,466,815)
                    ----------- ----------- --------- ------------ -------------- ---------------


                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                        Non-        Non-
                     Redeemable  Redeemable
                      Series A    Series B
                     Preferred   Preferred    Common     Class B
                       Stock       Stock      Stock    Convertible   Additional
                      $.01 Par    $.01 Par   $.01 Par    Common        Paid-in      Accumulated
                       Value       Value      Value       Stock        Capital        Deficit
                    ----------- ----------- --------- ------------ -------------- ---------------
     Balance at
      December 31,
      1996   . . .         100         -     176,964         -       109,643,293     (83,235,389)
     Issuance of
      common stock
      upon exercise
      of stock
      options  . .        -            -       2,096         -           467,578           -
     Issuance of
      preferred
      stock  . . .        -             45     -             -         4,499,955           -
     Legal expenses
      associated
      with issuance
      of preferred
      stock  . . .        -            -       -             -          (175,927)          -
     Other
      comprehensive
      income   . .        -            -       -             -             -               -
     Amortization
      of unearned
      compensation        -            -       -             -             -               -
     Dividends on
      preferred
      stock  . . .        -            -       -             -          (612,327)          -
     Unearned
      compensation
      relating to
      restricted
      stock grants        -            -       -             -           177,500           -
     Net loss for
      the year
      ended
      December 31,
      1997   . . .        -            -       -             -             -         (26,058,716)
                    ----------- ----------- --------- ------------ -------------- ---------------


                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                        Non-        Non-
                     Redeemable  Redeemable
                      Series A    Series B
                     Preferred   Preferred    Common     Class B
                       Stock       Stock      Stock    Convertible   Additional
                      $.01 Par    $.01 Par   $.01 Par    Common        Paid-in      Accumulated
                       Value       Value      Value       Stock        Capital        Deficit
                    ----------- ----------- --------- ------------ -------------- ---------------
     Balance at
      December 31,
      1997   . . .         100          45   179,060         -       114,000,072    (109,294,105)
     Issuance of
      common stock
      upon exercise
      of stock
      options  . .        -            -         579         -           333,716           -
     Issuance of
      common stock        -            -         222         -              (222)          -
     Other
      comprehensive
      income              -            -       -             -             -               -
     Amortization
      of unearned
      compensation        -            -       -             -             -               -
     Cancellation
      of restricted
      stock grants        -            -       -             -           (75,000)          -
     Dividends on
      preferred
      stock  . . .        -            -       -             -          (704,348)          -
     Net loss for
      the year
      ended
      December 31,
      1998   . . .        -            -       -             -             -         (11,358,389)
                    ----------- ----------- --------- ------------ -------------- ---------------
     Balance at
      December 31,
      1998   . . .  $      100  $       45  $179,861         -     $ 113,554,218  $ (120,652,494)
                    =========== =========== ========= ============ ============== ===============


                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                       Accumulated   Accumulated
                                        Preferred       Other
                            Treasury      Stock     Comprehensive    Unearned
                             Stock      Dividends      Income      Compensation      Total
                          ----------- ------------ -------------- --------------- -------------


     Balance at
      September 1, 1995  .$ (422,360) $    596,673 $        -     $       -       $ 22,962,099
     Issuance of
      common stock
      upon exercise of
      stock options  . . .     -             -              -             -            927,866
     Conversion of
      Class B
      common stock   . . .     -             -              -             -              -
     Issuance of
      common stock
      upon acquisition
      of Vicorp  . . . . .     -             -              -             -         29,521,577
     Other comprehensive
      income   . . . . . .     -             -           355,416          -            355,416
     Unearned compensation
      relating to
      restricted stock
      grants   . . . . . .     -             -              -          (470,020)         -
     Amortization of
      unearned
      compensation   . . .     -             -              -           150,811        150,811
     Issuance of
      common stock   . . .     -             -              -             -          8,625,000
     Dividends on
      preferred stock  . .     -           349,883          -             -              -
     Net loss for the
      year ended
      August 31, 1996  . .     -             -              -             -        (34,693,961)
                          ----------- ------------ -------------- --------------- -------------
     Balance at
      August 31, 1996  . .  (422,360)      946,556       355,416       (319,209)    27,848,808


                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                       Accumulated   Accumulated
                                        Preferred       Other
                            Treasury      Stock     Comprehensive    Unearned
                             Stock      Dividends      Income      Compensation      Total
                          ----------- ------------ -------------- --------------- -------------
     Issuance of
      common stock
      upon exercise of
      stock options  . . .     -             -              -             -         1,223,863
     Issuance of
      common stock upon
      acquisition of BFD
      Productions, Inc.  .     -             -              -             -         1,655,833
     Other comprehensive
      income   . . . . . .     -             -              332           -               332
     Amortization of
      unearned
      compensation   . . .     -             -              -           199,092       199,092
     Dividends on
      preferred stock  . .     -           116,318          -             -             -
     Net loss for the
      four months ended
      December 31, 1996  .     -             -              -             -        (3,466,815)
                          ----------- ------------ ------------- --------------- -------------
     Balance at
      December 31, 1996  .  (422,360)    1,062,874      355,748        (120,117)   27,461,113


                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                       Accumulated   Accumulated
                                        Preferred       Other
                            Treasury      Stock     Comprehensive    Unearned
                             Stock      Dividends      Income      Compensation      Total
                          ----------- ------------ -------------- --------------- -------------
     Issuance of
      common stock
      upon exercise of
      stock options  . . .     -             -              -             -           469,674
     Issuance of
      preferred stock  . .     -             -              -             -         4,500,000
     Legal expenses
      associated with
      issuance of
      preferred stock  . .     -             -              -             -          (175,927)
     Other comprehensive
      income   . . . . . .     -             -           (43,139)         -           (43,139)
     Amortization
      of unearned
      compensation   . . .     -             -              -           120,117       120,117
     Dividends on
      preferred stock  . .     -           612,327          -             -             -
     Unearned compensation
      relating to
      restricted
      stock grants   . . .     -             -              -          (177,500)        -
     Net loss for the
      year ended
      December 31, 1997  .     -             -              -             -       (26,058,716)
                          ----------- ------------ ------------- --------------- -------------
     Balance at
      December 31, 1997  .  (422,360)    1,675,201       312,609       (177,500)    6,273,122


                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                       Accumulated   Accumulated
                                        Preferred      Other
                            Treasury      Stock    Comprehensive    Unearned
                             Stock      Dividends      Income      Compensation     Total
                          ----------- ------------ ------------- --------------- -------------
     Issuance of
      common stock
      upon exercise of
      stock options  . . .     -             -              -             -           334,295
     Issuance of
      common stock   . . .     -             -             -              -              -
     Other comprehensive
      income   . . . . . .     -             -          199,439           -           199,439
     Amortization of
      unearned
      compensation   . . .     -             -              -            88,750        88,750
     Cancellation of
      restricted
      stock grants   . . .     -             -              -            75,000          -
     Dividends on
      preferred stock  . .     -          704,348           -            -               -
     Net loss for the
      year ended
      December 31, 1998  .     -             -              -            -        (11,358,389)
                          ----------- ------------ ------------- --------------- -------------
     Balance at
      December 31, 1998  .$ (422,360) $ 2,379,549  $    512,048  $      (13,750) $ (4,462,783)
                          =========== ============ ============= =============== =============


                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year           Year       Four Months        Year
                                         Ended          Ended          Ended          Ended
                                      December 31,   December 31,   December 31,    August 31,
                                          1998           1997           1996           1996
                                     -------------- -------------- -------------- --------------
      Cash Flows Operating
       Activities:
        Net loss  . . . . . . . . .  $ (11,358,389) $(26,058,716)  $  (3,466,815) $(34,693,961)
        Adjustments to reconcile net
         loss to net cash used in
         operating activities:
           Depreciation and
            amortization  . . . . .      3,201,616      7,042,929      2,265,126      4,714,227
           Purchased research and
            development . . . . . .          -              -              -         19,500,000
           Impairment of intangible
            assets  . . . . . . . .          -         14,285,907          -          3,829,424
           Provision for losses on
            accounts receivable . .         85,611        926,689        278,687      1,196,412
           Loss on sale of property,
            plant, and equipment  .         93,057         44,630          -              -
           Amortization of unearned
            compensation  . . . . .         88,750        120,117        199,092        150,811
           Realization of deferred
            revenue . . . . . . . .          -              -           (481,272)    (1,448,588)
           Change in current
            assets and liabilities,
            net of business
            acquisitions:
               Accounts and
                contracts
                receivable  . . . .      2,748,104      1,815,956     (5,796,096)     7,745,048
              Costs and estimated
                earnings in excess
                of billings . . . .      1,908,036       (268,361)       167,556     (2,093,285)
              Supplies and other
                current assets  . .       (421,397)      (268,707)      (129,440)       519,491
              Accounts payable  . .        252,376      1,110,868        139,256     (3,403,718)
              Accrued expenses  . .      1,607,163     (1,458,749)      (937,652)    (2,546,486)
              Billings in excess of
                cost and earnings
                on incomplete
                contracts . . . . .     (1,769,571)      (972,881)       856,954      2,896,178


                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                          Year           Year       Four Months        Year
                                         Ended          Ended          Ended          Ended
                                      December 31,   December 31,   December 31,    August 31,
                                          1998           1997           1996           1996
                                     -------------- -------------- -------------- --------------
              Deferred revenue  . .       (547,361)    (1,418,219)     1,055,420     (3,477,991)
                                     -------------- -------------- -------------- --------------
                Net cash used in
                 operating
                 activities . . . .     (4,112,005)    (5,098,537)    (5,849,184)    (7,112,438)
                                     -------------- -------------- -------------- --------------
      Cash Flows   Investing
        Activities:
         Purchase of property, plant
           and equipment  . . . . .     (1,577,844)    (3,203,564)      (513,598)    (1,995,353)
         Purchase of other assets .          -              -              -           (226,685)
         Purchase of consolidated
           subsidiaries, net of cash
           acquired . . . . . . . .          -              -         (1,447,466)         -
         Cash acquired in
           acquisition  . . . . . .          -              -              -          4,403,000
         Proceeds from sale of
           property, plant, and
           equipment  . . . . . . .        139,976         24,742          -              -
                                     -------------- -------------- -------------- --------------
              Net cash (used in)
               provided by investing
               activities . . . . .     (1,437,868)    (3,178,822)    (1,961,064)     2,180,962
                                     -------------- -------------- -------------- --------------

                       The accompanying notes are an integral part of these consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                          Year           Year       Four Months        Year
                                         Ended          Ended          Ended          Ended
                                      December 31,   December 31,   December 31,    August 31,
                                          1998           1997           1996           1996
                                     -------------- -------------- -------------- --------------
      Cash Flows   Financing
        Activities:
         Proceeds from notes
           payable, net . . . . . .      3,750,000      5,974,130          -              -
         Repayment of notes
           payable  . . . . . . . .       (256,025)    (2,337,042)      (986,047)      (149,675)
         Proceeds from issuance of
           capital stock  . . . . .         16,904      4,621,210      1,223,863      9,552,866
                                     -------------- -------------- -------------- --------------
              Net cash provided by
               financing
               activities . . . . .      3,510,879      8,258,298        237,816      9,403,191
                                     -------------- -------------- -------------- --------------
        Net (decrease) increase in
         cash and cash
         equivalents  . . . . . . .     (2,038,994)       (19,061)    (7,572,432)     4,471,715
        Cash and cash equivalents at
         beginning of period  . . .      4,582,757      4,601,818     12,174,250      7,702,535
                                     -------------- -------------- -------------- --------------
        Cash and cash equivalents at
         end of period  . . . . . .  $   2,543,763  $   4,582,757  $   4,601,818  $  12,174,250
                                     ============== ============== ============== ==============

      Supplemental Non-Cash
        Information:
         Accrued dividends on
           preferred stock  . . . .  $     704,348  $     612,327  $     116,318  $     349,883
         Issuance of stock for
           purchase of subsidiary .  $       -      $       -      $   1,655,833  $  29,521,577
         Issuance of common stock
           as compensation  . . . .  $       -      $       -      $       -      $     470,020

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

      2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The following is a summary of the significant accounting policies of the Company consistently applied in the preparation of the accompanying consolidated financial statements:

      Consolidation

           The  accompanying  consolidated  financial  statements  include  the
      consolidated  operations  of  the   Company  and  its  subsidiaries.  All
      significant intercompany transactions and accounts have been eliminated.

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

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Property, Plant and Equipment

           Property, plant and equipment are recorded at cost. Depreciation on property and equipment is provided for in amounts sufficient to allocate the costs of depreciable assets to operations over their estimated service lives as follows:
                                                                        Years
                                                                       --------
           Land improvements  . . . . . . . . . . . . . . . . . . . . . . .  18
           Building and improvements  . . . . . . . . . . . . . . . .  10 to 30
           Computer equipment . . . . . . . . . . . . . . . . . . . . .  3 to 4
           Furniture and office equipment . . . . . . . . . . . . . . . 5 to 10

           For income tax reporting purposes, certain of these assets are depreciated using accelerated methods. Depreciation expense for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the year ended August 31, 1996, approximated $3,166,000, $3,055,000, $1,039,000, and $2,369,000, respectively. Gains and losses on disposals of property, plant, and equipment are recognized in the period in which they are incurred and are included in the Company's selling, general, and administrative expenses.

      Inventories

           Inventories are stated at the lower of cost or market determined using the standard cost method and are included in the Company's supplies and other current assets.

      Product Warranties

           The Company warrants its products for between three-month to one-year periods of time after the initial sale. Estimated costs related to such warranties are accrued when the products are sold.

      Revenue Recognition

           Revenues, other than from long-term contracts, generally are recognized when the products are delivered or the service has been rendered. Revenues from long-term contracts are recognized under the percentage-of-completion method, based on contract costs incurred to date compared with the Company's estimate of total contract costs and profit. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance and are included in cost of sales in the consolidated statements of operations and comprehensive income. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Revenue from post-contract customer support is recognized ratably over the service period. Revenue from software licenses is recognized upon delivery of the software.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Long-Term Contracts

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

      Foreign Currencies

           Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are components of other comprehensive income. Revenues, costs, and expenses are translated at average rates of exchange prevailing to the applicable period. Gains and losses on foreign currency transactions are included in non-operating expenses.

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

      Fair Value of Financial Instruments

           The carrying value of the Company's cash and long-term debt approximates their fair values at December 31, 1998 and 1997.

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

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Research and Development

           Research and development costs are charged to expense as incurred.

      Comprehensive Income

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which the Company adopted in 1998. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of operations and comprehensive income. The adoption of SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

      Basic and Diluted Loss Per Share

           Basic and diluted loss per share for the fiscal years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the fiscal year ended August 31, 1996, has been computed based upon the weighted average common shares outstanding of 17,825,079, 17,630,068, 17,428,861, and 14,677,220, respectively. The diluted loss per share calculation does not include preferred convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive. The basic and diluted net loss per share applicable to common stock for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the fiscal year ended August 31, 1996, has been computed based upon the preferred stock dividend requirements of $704,348, $612,327, $116,318, and $349,883, respectively.

           The following table provides information on the weighted average shares of dilutive securities which are not included in the diluted loss per share calculation because their inclusion would be anti-dilutive:

                                                     Four Months
                          Year Ended    Year Ended      Ended      Year Ended
                         December 31,  December 31, December 31,   August 31,
                             1998          1997         1996          1996
                        ------------- ------------- ------------- -------------

         Preferred
         convertible
         securities . .    3,500,198     2,460,098     1,218,487     1,530,815

         Stock options
         and restricted
         stock  . . . .    1,142,682     1,502,496     2,087,561     1,724,584
                        ------------- ------------- ------------- -------------
                           4,642,880     3,962,594     3,306,048     3,255,399
                        ============= ============= ============= =============

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Restructuring Charges

           During the year ended December 31, 1998, in an effort to reduce overhead and cut costs, the Company terminated the employment of 58 individuals, which approximated the estimate for the total number of employee terminations under the original restructuring plan, and closed several offices worldwide. The effect of the restructuring charges (and related adjustments) associated with these headcount reductions and office closings was to increase the Company's selling, general and administrative expenses by approximately $2,438,000 during fiscal 1998. The following table provides an itemization of the costs included in the restructuring liability based on original estimates, the amounts paid and charged against the liability, adjustments made to the original estimates, and the residual value of the restructuring liability as of December 31, 1998:

                                                                    Liability
                                                                      as of
                             Original                             December 31,
                             Estimate      Charges   Adjustments      1998
                           ------------ ------------ ------------ -------------
      Employee
       termination
       benefits . . . . .  $   950,000  $  (788,916) $   (21,158) $    139,926
      Non-cancellable
       operating
       leases . . . . . .      524,000     (250,663)         709       274,046
      Asset
       impairments,
       including
       leasehold
       improvements . . .      775,000     (430,088)       2,454       347,366
      Professional
       services . . . . .      251,000      (46,216)     (44,072)      160,712
                           ------------ ------------ ------------ -------------
                           $ 2,500,000  $(1,515,883) $   (62,067) $    922,050
                           ============ ============ ============ =============

           The "Charges" column above represents the actual cash payments made to employees for restructuring plan termination benefits and lease payments associated with office closures made subsequent to the restructuring plan. In addition, the "Charges" column represents certain asset write-offs disposed of regarding such office closures. The asset write-offs included in the restructuring plan primarily represent the historical net book value of certain furniture, leasehold improvements, and other miscellaneous equipment associated with the office closures. The Company does not expect to generate any material proceeds from the sale of such assets upon disposal.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The restructuring plan liability as of December 31, 1998, represents management's estimate of the remaining portion of the cash to be paid out to employees regarding termination benefits, non-cancellable operating leases for offices closed, and legal and accounting fees associated with the completion of the restructuring plan. All cash payments to be made for employee termination benefits and legal and accounting fees are expected to be made by September 30, 1999. In addition, all cash payments on non-cancellable operating leases are expected to be completed by December 31, 1999. No cash payments will occur as a result of the asset impairments.

           The Company's restructuring plan did not discontinue any corporate business activities with separately identifiable operations. The restructuring plan was initiated to reduce the Company's operating expenses to better match the Company's expected revenue and gross margin opportunities. In addition, the Company centralized its BETEX and Lydian product development efforts to its United Kingdom office (versus separate offices, Boston and United Kingdom, prior to the restructuring).

           During the year ended December 31, 1997, in an effort to reduce overhead and cut costs, the Company terminated the employment of approximately 30 individuals worldwide. During the year ended August 31, 1996, the Company terminated the employment of approximately 55 individuals. The effect of the severance charges associated with these terminations was to increase the Company's selling, general and administrative expenses by approximately $650,000 and $1,100,000 in 1997 and 1996, respectively. The number of employees terminated and the actual costs associated with the terminations approximated the original estimates under the restructuring plans for both the years ended December 31, 1997 and August 31, 1996. As a result, no adjustments to the original estimates were made.

      Reclassifications

           Certain amounts for previous periods have been reclassified to conform with the December 31, 1998, presentation. Such reclassifications had no impact on the Company's total assets, equity, net loss or cash flows in the previous periods.

      3.   ACCOUNTS AND CONTRACTS RECEIVABLE

                                                          December 31,
                                                  ----------------------------
                                                       1998           1997
                                                  -------------- --------------

           Accounts and contracts receivables . . $   7,520,543  $  10,896,552
           Allowance for doubtful accounts  . . .      (696,903)    (1,239,197)
                                                  -------------- --------------
                                                  $   6,823,640  $   9,657,355
                                                  ============== ==============

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      4.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                          December 31,
                                                  ----------------------------
                                                       1998           1997
                                                  -------------- --------------

           Expenditures on uncompleted contracts  $   1,610,578  $   2,869,480
           Estimated net (losses) earnings on
              uncompleted contracts . . . . . . .      (185,275)       463,859
                                                  -------------- --------------
                                                      1,425,303      3,333,339
           Less actual and allowable billings on
              uncompleted contracts . . . . . . .    (1,010,680)    (2,780,251)
                                                  -------------- --------------
                                                  $     414,623  $     553,088
                                                  ============== ==============

           Costs and estimated earnings net of actual and allowable billings on uncompleted contracts of $414,623 and $553,088, not billed as of December 31, 1998 and 1997, respectively, are comprised principally of revenue recognized on contracts for which billings had not been presented to the customer because the amounts were not billable at the balance sheet date. These amounts will be billable based on the terms of the contract, generally including the attainment of certain project milestones, installation of the product, the completion of certain performance testing, and acceptance of the product by the customer. The net receivables, as of December 31, 1998 and 1997, are expected to be fully billed by June 30, 1999 and 1998, respectively.

      5.   SUPPLIES AND OTHER CURRENT ASSETS

                                                          December 31,
                                                  ----------------------------
                                                       1998           1997
                                                  -------------- --------------

           Materials to be used in fulfilling
            contracts . . . . . . . . . . . . . . $   1,184,449  $     995,401
           Prepaid expenses . . . . . . . . . . .     1,153,512        975,006
                                                  -------------- --------------
                                                  $   2,337,961  $   1,970,407
                                                  ============== ==============

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      6.   INTANGIBLE ASSETS

                                                          December 31,
                                                  ----------------------------
                                                       1998           1997
                                                  -------------- --------------
           Goodwill (see Note 16) . . . . . . . . $  24,275,032  $  24,275,032
           Developed technology value . . . . . .     3,090,000      3,090,000
           Assembled work force value . . . . . .       890,000        890,000
           Software licenses  . . . . . . . . . .       121,769        121,769
                                                  -------------- --------------
                                                     28,376,801     28,376,801
           Less accumulated amortization  . . . .    28,338,979     28,324,327
                                                  -------------- --------------
                                                  $      37,822  $      52,474
                                                  ============== ==============

           Goodwill associated with acquired subsidiaries is amortized over five-year to fifteen-year periods. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of future discounted cash flows. In 1997, the Company determined that, based on negative operating performance and its effect on future operational performance, a permanent impairment of the Vicorp and BFD intangible assets existed and recorded a provision of $14,285,907 to write off the net book value of all intangible assets associated with these acquisitions. In August 1996, the Company determined that a material impairment of goodwill related to its purchase of The Renaissance Group existed and recorded a provision of $3,829,424 to write down such goodwill to its realizable value. Software licenses and patent costs are recorded at cost and amortized over the expected useful lives of the assets, varying from two to five years. Amortization expenses associated with intangible assets were $14,652, $3,987,964, $1,225,708, and
      $2,389,848, for the years ended December 31, 1998 and 1997, for the four months ended December 31, 1996, and the year ended August 31, 1996, respectively.

      7.   INCOME TAXES

           The components of income tax benefit are as follows:

                                                      Four Months
                           Year Ended    Year Ended      Ended      Year Ended
                          December 31,  December 31, December 31,   August 31,
                              1998          1997         1996          1996
                         ------------- ------------- ------------- ------------
      Current payable
       (receivable) . .  $      -      $      -      $   (118,288) $     -
      Deferred  . . . .         -             -             -            -
                         ------------- ------------- ------------- ------------
                         $      -      $      -      $   (118,288) $     -
                         ============= ============= ============= ============

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           A reconciliation of total income tax benefit to amounts computed by applying the statutory federal income tax rate to losses before income taxes is as follows:

                                                        Year Ended            Year Ended
                                                       December 31,          December 31,
                                                           1998                  1997
                                                  --------------------- ----------------------
                                                     Amounts       %       Amounts        %
                                                  ------------- ------- ------------- --------
       Income tax benefit at the
         federal statutory rate  . . . . . . . .  $ (3,975,436) (35.0%) $ (9,120,550)  (35.0%)
       Amortization and write-off of
         goodwill and other acquired
         intangibles . . . . . . . . . . . . . .         -        0.0%     5,511,582    21.2%
       Increase in valuation allowance . . . . .      2,109,157  18.6%     3,959,471    15.2%
       Foreign income tax rate differential and
         other on permanently reinvested
         earnings  . . . . . . . . . . . . . . .     1,892,879   16.7%       744,063     2.9%
       State income taxes, net of
         federal tax benefit . . . . . . . . . .        14,893    0.1%      (373,753)   (1.4%)
       Other . . . . . . . . . . . . . . . . . .       (41,493)  (0.4%)     (720,813)   (2.9%)
                                                  ------------ -------- ------------- --------
                                                  $      -         - %  $      -          - %
                                                  ============ ======== ============= ========

                        PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Four Months Ended   Year Ended August 31,
                                                       December 31,    ----------------------
                                                           1996              1996      1996
                                                   ------------------- ------------- --------
                                                     Amounts       %       Amounts        %
                                                  ------------ ------- ------------- --------
       Income tax benefit at the
         federal statutory rate  . . . . . . . .  $(1,293,014) (35.0%) $(12,129,302)  (35.0%)
       Amortization and write-off of
         goodwill and other acquired
         intangibles . . . . . . . . . . . . . .      333,012    9.0%     8,868,990    26.0%
       Increase in valuation allowance . . . . .      760,166   20.6%     4,200,372    12.0%
       Foreign income tax rate differential and
         other on permanently reinvested
         earnings  . . . . . . . . . . . . . . .        -       -          -        -
       State income taxes, net of federal tax
         benefit . . . . . . . . . . . . . . . .        -       -          (344,910)   (1.0%)
       Other . . . . . . . . . . . . . . . . . .       81,548    2.2%      (595,150)   (2.0%)
                                                  ------------ ------- ------------- --------
                                                  $  (118,288)  (3.2%) $    -          - %
                                                  ============ ======= ============= ========

             At December 31, 1998, the Company had net operating loss carryforwards of approximately $49,000,000 for U.S. federal income tax purposes expiring through 2018 and $22,900,000 for foreign tax purposes of which $17,700,000 is expiring through 2008 and $5,200,000 is available indefinitely. The Company intends to continue to indefinitely reinvest earnings of its foreign subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset are as follows:

                                                          December 31,
                                                  ----------------------------
                                                       1998           1997
                                                  -------------- --------------

           Tax loss carryforwards . . . . . . . . $  22,070,000  $  19,859,000
           Depreciation . . . . . . . . . . . . .       (89,000)      (232,000)
           Reserves not currently deductible  . .       500,000        805,000
           Stock option compensation  . . . . . .     1,449,000      1,358,000
           Other  . . . . . . . . . . . . . . . .       166,000        197,000
                                                  -------------- --------------
           Total gross deferred tax asset . . . .    24,096,000     21,987,000
           Less: valuation allowance  . . . . . .   (24,096,000)   (21,987,000)
                                                  -------------- --------------
                                                  $       -      $       -
                                                  ============== ==============

             A portion of the deferred tax asset in the amount of $1,448,479 is related to the tax effects of stock option compensation. This benefit, when recognized, will be classified in the stockholders' equity section of the balance sheet.

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

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      8.   LONG-TERM DEBT

                                                          December 31,
                                                  -----------------------------
                                                       1998           1997
                                                  -------------- --------------

           Notes payable to shareholders,
             interest at 8 percent, with
             detachable warrants convertible into
             825,000 shares of common stock at
             $4.00 per share, uncollateralized,
             and due April 1999 . . . . . . . . . $   6,000,000  $   6,000,000

           Notes payable to shareholder, interest
              at 9.5 percent, uncollateralized,
              and due upon demand; the Company
              has $1,250,000 of available funding
              remaining on these notes as of
              December 31, 1998 . . . . . . . . .     3,750,000          -

           Capital lease obligations, interest
              rates varying from 6 percent to 9
              percent; collateralized by certain
              assets with net book value of
              $350,000 for 1998 and 1997 and
              maturing through the year 2001  . .       268,308        534,559
                                                  -------------- --------------
                                                     10,018,308      6,534,559
           Less current portion . . . . . . . . .    (9,864,171)      (294,375)
                                                  -------------- --------------
                                                  $     154,137  $   6,240,184
                                                  ============== ==============

           Annual principal maturities for years subsequent to December 31, 1998, are as follows:

           1999 . . . . . . . . . . . . . . . . . . . . . . . .  $   9,864,171
           2000 . . . . . . . . . . . . . . . . . . . . . . . .        127,777
           2001 . . . . . . . . . . . . . . . . . . . . . . . .         26,360
                                                                 --------------
                                                                 $  10,018,308
                                                                 ==============

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      9.   COMMITMENTS AND CONTINGENCIES

           The Company has annual commitments under non-cancelable operating leases for years subsequent to December 31, 1998 (rental expense of approximately $2,141,000, $2,121,000, $383,000, and $1,280,000 for the
      years ended December 31, 1998 and 1997, for the four months ended December 31, 1996, and for the year ended August 31, 1996, respectively) approximated as follows:

           1999 . . . . . . . . . . . . . . . . . . . . . . . .  $   1,754,000
           2000 . . . . . . . . . . . . . . . . . . . . . . . .      1,198,000
           2001 . . . . . . . . . . . . . . . . . . . . . . . .        896,000
           2002 . . . . . . . . . . . . . . . . . . . . . . . .        649,000
           2003 . . . . . . . . . . . . . . . . . . . . . . . .        324,000
           Thereafter . . . . . . . . . . . . . . . . . . . . .        736,000
                                                                 --------------
                                                                 $   5,557,000
                                                                 ==============

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

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           During the year ended August 31, 1996, certain management personnel of the Company agreed to 15 percent pay reductions in exchange for the grant of restricted stock. In connection with such Salary Exchange Program, the Company recorded $226,402 of unearned compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant date. The shares originally vested in two equal installments beginning August 1997. In connection with the resignation of certain officers of the Company, 9,688 shares of the restricted stock became automatically vested. As a result, compensation expense of $59,324 was recognized during the four months ended December 31, 1996, in connection with such restricted stock grants. In connection with the resignation of certain management personnel of the Company, 7,670 shares of restricted stock were retired during the four months ended December 31, 1996. As a result, unearned compensation of $46,961 was eliminated and restored to additional paid-in capital, along with the par value of $77. During the year ended December 31, 1997, the restriction on the remaining 19,617 shares was rescinded by the Company's Board of Directors. As a result, compensation expense of $120,117 was recognized during the year ended December 31, 1997.

         During the year ended December 31, 1997, the Company issued 44,375 shares of restricted stock to three of its executive officers. In
      connection  therewith,  the   Company  recorded   $177,500  of   unearned
      compensation and a corresponding amount to additional paid-in capital based on the price of the shares at the grant date. The shares originally vested in two equal installments beginning February 1998. As a result, compensation expense of $88,750 was recognized during the year ended December 31, 1998, in connection with the restricted stock grants. In connection with the resignation of certain officers of the Company, 18,750 shares of non-vested restricted stock were canceled during the year ended December 31, 1998. As a result, unearned compensation of $75,000 was eliminated and restored to additional paid-in capital.

           On December 13, 1993, RMS Limited Partnership ("RMS") purchased 10,000 shares of the Company's non-voting Series A Preferred Stock, par value $.01 per share with a liquidation preference of $580 per share (the "Stated Value") from the Company for $5,800,000. The preferred shares are convertible into common stock of the Company at the election of the holders at any time following December 31, 1994, at a conversion price of $4.76 per share. A cumulative dividend of 6 percent per year is payable quarterly on the preferred shares prior to the payment of any other dividends. Interest accrues on accumulated but unpaid dividends at the rate of 6 percent yearly compounded quarterly. The Series A Preferred Stock is redeemable, in whole or part, at the option of the Company following December 31, 1994, at 100 percent of the Stated Value plus accrued dividends and interest. The designation of preferences relating to the Series A Preferred Stock include restrictions relating to the issuance of any shares senior to the preferred shares, the increase in the authorized number of preferred shares, the payment of dividends on junior classes of stock and the incurrence of indebtedness.

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

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           On September 30, 1997, the Company completed a $6,000,000 financing with RMS Limited Partnership ("RMS"), Vulcan Ventures, Inc. ("Vulcan"), and Mr. Didier Primat (the "Shareholders"). RMS and Vulcan are existing shareholders of the Company, and Mr. Primat is the beneficial owner of shares of the Company's stock held by Alta Investissements S.A. In connection with the financing, each Shareholder invested $2,000,000 and received a promissory note (the "Note") for $2,000,000. The Notes originally matured on January 1, 1999, and bear interest from the issuance date on the unpaid principal amount until such amount is paid at a rate per annum equal to 8 percent. Interest was originally due on September 30, 1998, and on the maturity date. In December 1998, the Shareholders signed the First Amendment to the Loan Agreement that extended the maturity date and interest payment dates to April 1, 1999. In addition to the Notes, each of the Shareholders received a warrant to purchase 275,000 shares of common stock. The warrants will be exercisable for a five-year period beginning October 1998 at $4.00. The Company granted the Shareholders certain registration rights with respect to the shares of common stock underlying the warrants.

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

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company has granted options to purchase common stock under option plans as follows:

                                                          Stock Option Plan           Weighted
                                               -------------------------------------  Average
                                                  Employee   Directors'               Exercise
                                                    Plan        Plan        Total      Price
                                               ------------- ---------- ------------ --------
          Authorized . . . . . . . . . . . . .    4,000,000    500,000    4,500,000
                                               ------------- ---------- ------------
          Outstanding   September 1, 1995  . .    1,414,516    125,000    1,539,516  $   2.76
          Granted  . . . . . . . . . . . . . .    1,426,356    125,000    1,551,356      8.89
          Exercised ($.01 to $15.50 per share)     (348,470)   (25,000)    (373,470)     2.14
          Canceled . . . . . . . . . . . . . .     (158,636)     -         (158,636)     4.97
                                               ------------- ---------- ------------
          Outstanding   August 31, 1996  . . .    2,333,766    225,000    2,558,766      6.26
          Granted  . . . . . . . . . . . . . .      397,000      -          397,000      6.73
          Exercised ($.01 to $9.00 per share)      (112,154)     -         (112,154)     1.52
          Canceled . . . . . . . . . . . . . .     (236,964)     -         (236,964)    10.31
                                               ------------- ---------- ------------
          Outstanding   December 31, 1996  . .    2,381,648    225,000    2,606,648      6.17
          Granted  . . . . . . . . . . . . . .    1,183,923     50,000    1,233,923      3.21
          Exercised ($.01 to $2.50 per share)      (242,631)   (10,000)    (252,631)     1.25
          Canceled . . . . . . . . . . . . . .   (1,148,697)   (50,000)  (1,198,697)     7.73
                                               ------------- ---------- ------------
          Outstanding   December 31, 1997  . .    2,174,243    215,000    2,389,243      4.10
          Granted  . . . . . . . . . . . . . .       80,000     25,000      105,000      1.50
          Exercised ($.01 to $1.63 per share)       (90,305)     -          (90,305)      .72
          Canceled . . . . . . . . . . . . . .   (1,180,047)   (56,667)  (1,236,714)     4.07
                                               ------------- ---------- ------------
          Outstanding   December 31, 1998  . .      983,891    183,333    1,167,224      3.46
                                               ============= ========== ============

             At December 31, 1998, December 31, 1997, December 31, 1996, and August 31, 1996, the number of exercisable options were 824,692, 1,192,947, 1,355,906, and 1,291,218, respectively. The weighted average fair value of options granted during the years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the year ended August 31, 1996, were $1.07 per share, $2.31 per share, $4.49 per share, and $6.08 per share, respectively.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Options Outstanding
                            -------------------------------------
                                           Weighted                    Options Exercisable
                                           Average      Weighted   ---------------------------
                                          Remaining      Average                   Weighted
             Range of         Number     Contractual    Exercise     Number        Average
          Exercise Prices   Outstanding      Life         Price    Exercisable  Exercise Price
        ------------------  ----------- -------------  ----------  ----------- ---------------
        $   .01  -    1.98     342,922     8.21 years  $     1.60     283,084  $        1.62
           2.03  -    3.94     650,302     9.46              3.19     406,942           3.16
           4.00  -    5.50      97,000     9.33              4.38      78,466           4.39
           6.13  -    7.75       1,500     9.81              6.13         900           6.13
           8.88  -    9.00      25,000     9.08              9.00      15,000           9.00
          11.50  -   12.38         500     9.01             12.38         300          12.38
          14.50  -   15.75      50,000     9.38             15.13      40,000          14.97
                            -----------                            -----------
        $   .01  -   15.75   1,167,224                                824,692
                            ===========                            ===========

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

                                                       Four
                         Year           Year          Months          Year
                         Ended          Ended         Ended          Ended
                     December 31,   December 31,   December 31,    August 31,
                         1998           1997           1996           1996
                    -------------- -------------- -------------- --------------
      Basic and
      diluted
      net loss
      applicable
      to common
      stock . . . . $ (14,418,439) $ (29,786,989) $  (4,404,318) $ (36,756,883)

      Basic and
      diluted net
      loss per
      share . . . .          (.81)         (1.69)          (.25)         (2.50)

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The fair value of each stock option and restricted stock grant was estimated using the Black-Scholes options-pricing model. The following assumptions were used for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively: (1) risk-free interest rates of 5.4 percent, 6.2 percent,
      5.7 percent, and 6.0 percent; (2) volatility of 87.2 percent, 92.0 percent, 68.4 percent, and 68.8 percent; (3) dividend yield of zero for all periods; and (4) expected lives of 5.0 years, 5.0 years, 2.6 years, and 2.9 years. Results can vary materially depending on the assumptions applied within the model and the resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in the future.

      12.  BENEFITS PLANS

           The Company's Board of Directors authorized the establishment of the Precision Systems, Inc. Retirement Savings Plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees. Matching employer contributions were set at the discretion of the Board of Directors.

           In association with the Vicorp acquisition, certain United States based employees were covered by the Vicorp Interactive Systems ("VIS") Retirement Savings Plan pursuant to Internal Revenue Code Section 401(k). Under such plan, participating employees were able to defer a certain percent of their pre-tax salary but not more than statutory limits. VIS contributed $.25 for each $1.00 a participant contributed within a maximum contribution of 3 percent of a participant's earnings.

           Effective April 1998, the Precision Systems, Inc., and Vicorp Interactive Systems plans were merged to form a new plan called Precision Systems, Inc. Inside the U.S. 401(k) Savings Plan. Under the new plan, participating employees may defer a certain percent of their pre-tax salary within statutory limits. Matching employer contributions are set at the discretion of the Board of Directors. During 1998, the Company contributed $.50 for each $1.00 a participant contributed with a maximum contribution of 6 percent of a participant's earnings. Matching employer contributions for all plans combined made during the years ended December 31, 1998 and 1997, during the four months ended December 31, 1996, and for the year ended August 31, 1996, were approximately $104,000, $64,000, $26,000 and $40,000, respectively.

           Additionally, the Company's Board of Directors authorized adoption of the Employee Stock Ownership Plan which provides for contributions of shares of common stock to the plan in amounts as authorized by the Board of Directors. To date, no common stock has been contributed to the plan.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      13.  RELATED PARTY TRANSACTIONS

           During the year ended December 31, 1998, the Company incurred expenses of approximately $60,000 for consulting services provided by one of the employees of a subsidiary of RMS Limited Partnership ("RMS"). These expenses were offset by charges for accounting services provided by the Company to two entities controlled by RMS.

           During the years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the year ended August 31, 1996, the Company recorded expenses of $0, $120,000, $40,000, and $70,000, respectively, for consulting services provided by one of the members of the Company's Board of Directors.

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

      Distribution Agreement

           The Company and HSN entered into the Distribution Agreement in July 1992 (the "Distribution"), which provides for, among other things, the principal corporate transaction required to effect the Distribution, the division between HSN and the Company of certain liabilities, and certain other agreements governing the relationship between HSN or its subsidiaries and the Company following the Distribution. The Distribution Agreement provides for cooperation between HSN and the Company in obtaining initial insurance coverage for the Company after the Distribution and provides for allocation of benefits under existing insurance policies between HSN and the Company. To date, no claim has resulted which would be governed by the Distribution Agreement.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      14.  SEGMENT INFORMATION

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in 1998.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company identifies such segments based on a combination of factors including the products and services from which the Company derives its revenues, management responsibility and geographic areas of operations. The Company has three reportable segments: The U.S. operations segment produces network-based telecommunications products for sale to large telecommunications carriers. In addition to network-based telecommunications products, the international operations segment produces customer premises equipment products that are marketed to call centers and customer contact centers in the financial, insurance, airline, retail, telco, and service bureau industries. The third product category is the service bureau segment, which is sold through the Company's subsidiary, BFD Productions, Inc. ("BFD"). BFD sells 800, 888 and 900 services to corporations and other entities, including government agencies and large software entertainment companies. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company accounts for intercompany sales at a discounted price. Intercompany revenues and the related cost of sales are eliminated in the Company's consolidated financial statements.

       Fiscal year ended December 31, 1998
       -----------------------------------

                               Telecommunications
                                    Products
                           ---------------------------
                               U.S.      International    Service   Intercompany
                            Operations    Operations      Bureau    Eliminations  Consolidated
                           ------------ -------------- ------------ ------------- -------------
       Revenues from
        external
        customers  . . .   $10,509,123     19,322,971    3,619,297         -      $ 33,451,391
       Revenues from
        other segments .   $ 1,631,864          -            -        (1,631,864) $      -
         Total revenues    $12,140,987     19,322,971    3,619,297    (1,631,864) $ 33,451,391
       Depreciation and
        amortization . .   $ 1,671,762      1,061,498      468,356         -      $  3,201,616
       Operating loss  .   $(4,985,887)    (4,428,553)    (597,392)        -      $(10,011,832)
       Interest expense    $  (765,511)      (560,693)     (20,353)        -      $ (1,346,557)
       Total assets  . .   $ 26,402,434    10,190,932    1,809,326   (18,369,270) $ 20,033,422


                        PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Fiscal year ended December 31, 1997
       -----------------------------------

                               Telecommunications
                                    Products
                           ---------------------------
                               U.S.      International    Service   Intercompany
                            Operations    Operations      Bureau    Eliminations  Consolidated
                           ------------ -------------- ------------ ------------  -------------
       Revenues from
        external
        customers  . . .   $12,668,289     24,605,874    3,338,224         -      $ 40,612,387
       Revenues from
        other segments .   $ 1,124,798          -            -        (1,124,798) $      -
         Total revenues    $13,793,087     24,605,874    3,338,224    (1,124,798) $ 40,612,387
       Depreciation and
        amortization . .   $ 2,004,825      4,130,781      907,323         -      $  7,042,929
       Operating loss  .   $(7,797,543)   (14,051,923)  (3,857,539)        -      $(25,707,005)
       Interest income
        (expense)  . . .   $    45,632       (342,726)     (54,617)        -      $  (351,711)
       Total assets  . .   $ 26,963,716    12,830,703    2,301,764   (13,620,630) $ 28,475,553

       Four months ended December 31, 1996
       -----------------------------------

                               Telecommunications
                                    Products
                           --------------------------
                               U.S.      International    Service   Intercompany
                            Operations    Operations      Bureau    Eliminations  Consolidated
                           ------------ -------------  -----------  ------------  ------------
       Revenues from
        external
        customers  . . .   $ 4,629,505      9,443,483      789,035         -      $14,862,023
       Revenues from
        other segments .   $   262,925          -            -          (262,925) $     -
         Total revenues    $ 4,892,430      9,443,483      789,035      (262,925) $14,862,023
       Depreciation and
        amortization . .   $   750,651      1,344,031      170,444         -      $ 2,265,126
       Operating income
        (loss) . . . . .   $(3,489,977)      (232,081)      12,394         -      $(3,709,664)
       Interest income
        (expense)  . . .   $   142,677          7,222      (25,338)        -      $   124,561
       Total assets  . .   $ 25,772,496    25,293,175    5,122,825    (6,994,121) $49,194,375


                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Fiscal year ended August 31, 1996
       ----------------------------------

                               Telecommunications
                                    Products
                          ----------------------------
                              U.S.       International    Service   Intercompany
                           Operations     Operations      Bureau    Eliminations  Consolidated
                          ------------- -------------- ------------ ------------- -------------
       Revenues from
        external
        customers  . . .  $ 18,206,261      8,496,566        -             -      $ 26,702,827
       Revenues from
        other segments .  $    114,816          -            -          (114,816) $      -
         Total revenues   $ 18,321,077      8,496,566        -          (114,816) $ 26,702,827
       Depreciation and
        amortization . .  $  3,614,820      1,099,407        -             -      $  4,714,227
       Operating loss  .  $(15,731,381)   (20,732,194)       -             -      $(36,463,575)
       Interest income .  $    487,358         19,842        -             -      $    507,200
       Total assets  . .  $ 16,876,684     30,680,662        -             -      $ 47,557,346


       15.  SIGNIFICANT CUSTOMERS

           During the years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the year ended August 31, 1996, a substantial portion of the Company's revenues has come from MCIWorldCom in the U.S. operations segment. The dollar and percentage amounts are as follows:

                                        December 31,          December 31,
                                            1998                  1997
                                   --------------------- ---------------------
                                      Amounts       %       Amounts        %
                                   ------------- ------- ------------- -------

      MCIWorldCom . . . . . . . .  $  1,486,106    4.5%  $  2,753,801    6.8%
      Other customers . . . . . .    31,965,285   95.5%    37,858,586   93.2%
                                   ------------- ------- ------------- -------
                                   $ 33,451,391  100.0%  $ 40,612,387  100.0%
                                   ============= ======= ============= =======

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        December 31,           August 31,
                                            1996                  1996
                                   --------------------- ---------------------
                                      Amounts       %       Amounts       %
                                   ------------- ------- ------------- -------

      MCIWorldCom . . . . . . . .       873,324    5.9%  $ 11,875,428   44.5%
      Other customers . . . . . .    13,988,699   94.1%    14,827,399   55.5%
                                   ------------- ------- ------------- -------
                                   $ 14,862,023  100.0%  $ 26,702,827  100.0%
                                   ============= ======= ============= =======

      16.  BUSINESS ACQUISITIONS

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

           The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets--developed technology value, assembled work force value, goodwill and purchased in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, the Company expensed the amount of the Vicorp purchase price allocated to in-process research and development of $19,500,000 as of the date of the acquisition in accordance with generally accepted accounting principles.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of in-process research and development projects at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 20 percent, which represents a premium to the Company's cost of capital. The estimated revenues assume annual revenue growth rates of between approximately 15 to 40 percent during 1999 to 2005. Estimated revenues peek in 2005 and decline thereafter as other new products are introduced. These projections were based on management's estimate of market size and growth, expected trends in technology and the expected timing of new product introductions. The remaining identifiable intangible assets from the Vicorp acquisition are amortized on a straight-line basis over lives ranging from three to seven years. If these in-process research and development projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

           From the April 1996 acquisition date through December 1997, the Company's efforts at completing certain of such in-process research and development projects were unsuccessful and produced negative cash flows that significantly impacted the Company's financial position and operations. The Company originally projected that it would generate approximately $25,000,000 of revenue from projects representing in-process research and development from the April 16, 1996, acquisition of Vicorp N.V. The actual results were approximately $15,000,000, significantly lower than original expectations. The primary reason for the lower performance relates primarily to slower than expected development efforts for BETEX-ESP and its negative effects on the Company's commercial efforts. These delayed development efforts not only negatively impacted new customer opportunities but it also inhibited the Company's ability to deliver products to its current customer base. In addition, the Company originally anticipated development efforts to combine the Company's UniPort product with Vicorp's BETEX products and associated revenue opportunities. Due to significant development problems and delays from the BETEX-ESP project, combined with the Company's negative operating cash flow results (with resultant impact on cash resources), the Company discontinued efforts at the UniPort/BETEX integration project during 1997. The Company does not anticipate any future development efforts or revenue opportunities from the UniPort/BETEX integration project. Additionally, due to the Company's continued negative results from operations, the remaining acquired intangible assets were written-off in full during the fourth quarter of 1997.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The  purchase  price  allocation   among  the  assets  acquired  and
      liabilities assumed in the acquisition of Vicorp are as follows:

           Cash . . . . . . . . . . . . . . . . . . . . . . . .  $   4,403,000
           Accounts receivable  . . . . . . . . . . . . . . . .     10,766,000
           Other current assets . . . . . . . . . . . . . . . .        846,000
                                                                 --------------
              Total current assets  . . . . . . . . . . . . . .     16,015,000
                                                                 --------------
           Accounts payable . . . . . . . . . . . . . . . . . .     (5,367,000)
           Accrued expenses . . . . . . . . . . . . . . . . . .     (6,514,000)
           Other current liabilities  . . . . . . . . . . . . .     (5,240,000)
                                                                 --------------
              Total current liabilities . . . . . . . . . . . .    (17,121,000)
                                                                 --------------
              Net current liabilities . . . . . . . . . . . . .     (1,106,000)
           Long-term assets . . . . . . . . . . . . . . . . . .      5,386,000
           Long-term liabilities  . . . . . . . . . . . . . . .     (3,749,000)
           Developed technology value . . . . . . . . . . . . .      3,090,000
           Assembled work force value . . . . . . . . . . . . .        890,000
           Purchased research and development . . . . . . . . .     19,500,000
           Goodwill . . . . . . . . . . . . . . . . . . . . . .      8,423,985
                                                                 --------------
              Total purchase price  . . . . . . . . . . . . . .  $  32,434,985
                                                                 ==============

           The following unaudited pro-forma summary presents the Company's results of operations as if the acquisition had occurred at the beginning of the period presented. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited pro-forma summary results of operations. Actual statements of operations and comprehensive income of the Company and of Vicorp were combined from the effective date of the acquisition forward, with no retroactive restatement.

                    Pro-Forma Unaudited Year Ended August 31, 1996

           Revenue  . . . . . . . . . . . . . . . . . . . . . .  $  50,621,909
                                                                 ==============
           Net loss . . . . . . . . . . . . . . . . . . . . . .  $ (35,639,010)
                                                                 ==============
           Net loss per common share  . . . . . . . . . . . . .  $       (2.13)
                                                                 ==============

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

           The  purchase  price  allocation   among  the  assets  acquired  and
      liabilities assumed in the acquisition of BFD are as follows:

           Current assets . . . . . . . . . . . . . . . . . . .  $     697,000
           Current liabilities  . . . . . . . . . . . . . . . .     (1,392,000)
                                                                 --------------
           Net current liabilities  . . . . . . . . . . . . . .       (695,000)
           Long-term assets . . . . . . . . . . . . . . . . . .        832,000
           Long-term liabilities  . . . . . . . . . . . . . . .       (337,000)
           Goodwill . . . . . . . . . . . . . . . . . . . . . .      3,594,749
                                                                 --------------
              Total purchase price  . . . . . . . . . . . . . .  $   3,394,749
                                                                 ==============

           The following unaudited pro-forma summary presents the Company's results of operations as if the BFD acquisition had occurred at the beginning of the period presented. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results that may occur in the future. This method of combining the companies is for the presentation of unaudited pro-forma summary results of operations. Actual statements of operations and comprehensive income of the Company and of BFD were combined from the effective date of the acquisition forward, with no retroactive restatement.

               Pro-Forma Unaudited Four Months Ended December 31, 1996

           Revenues . . . . . . . . . . . . . . . . . . . . . .  $  15,119,530
                                                                 ==============
           Net loss . . . . . . . . . . . . . . . . . . . . . .  $  (3,510,055)
                                                                 ==============
           Net loss per common share  . . . . . . . . . . . . .  $        (.20)
                                                                 ==============

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

           On July 14, 1998, Willem Huisman resigned as Chairman of the Board and on August 24, 1998, he resigned as the Company's President and Chief Executive Officer. The Company entered into a settlement agreement with Mr. Huisman, the terms of which provide for severance pay of $40,000.

           On September 11, 1998, Gregory L. Baltzer resigned as the Company's Chief Operating Officer. The Company entered into a settlement agreement with Mr. Baltzer, the terms of which provide for severance pay of $87,500.

      18.  LEGAL PROCEEDINGS

           The Company is subject to certain legal proceedings in the ordinary course of business. The discussion below summarizes the most material of such proceedings. In the opinion of management, these and other legal proceedings will not have a material adverse effect on the operations or the financial condition of the Company.

           Rachael Lefkovits v. Hector Acalde, Bert Kolde, Kwang-I Yu, Willem Huisman, Ian Dalziel, Francis R. Santangelo, and Precision Systems, Inc. On March 11, 1998, a class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County, alleging breach of fiduciary duty by the Directors of Precision Systems, Inc. in regard to the Exchange Transaction proposed by Speer Communication Limited Partnership and Speer Virtual Media Limited Partnership. The Complaint was dismissed by the Plaintiff during 1999.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           Claim of Robert Maube. On March 13, 1997, Mr. Maube, a former employee of Vicorp N.V., initiated an action in the Labour Court of Brussels, Belgium, against the Belgian, Dutch and Swiss subsidiaries of Vicorp N.V. In the action, Mr. Maube is seeking 34,166,134 Belgian Francs (approximately $979,900) in connection with the termination of his employment. Such amount includes claims for gross payments as indemnity in lieu of notice, holiday payments, year-end premium payments, damages for an alleged abusive dismissal, additional compensation and a prorated bonus. The Court has ruled in favor of the defendants and dismissed all the plaintiff's claims, except those relating to the amounts to be paid as indemnity in lieu of notice and as a prorated bonus. With respect to the remaining issues, the claim for a termination indemnity and the claim for a prorated bonus, the Court has reopened its hearings to receive additional evidence. The Company has defenses and will defend vigorously.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      19.  SUBSEQUENT EVENT

           In February 1999, the Company announced that its Board of Directors received from Speer Communications Holdings Limited Partnership ("Speer") notice of termination of the Contribution Agreement dated April 22, 1998. In addition, RMS Limited Partnership ("RMS") delivered notice that RMS elected to terminate both the Real Estate Transfer Agreement and Plan of Recapitalization between RMS and the Company.

           In March 1999, the Company announced that its Board of Directors unanimously approved and the Company has entered into a definitive merger agreement dated as of March 15, 1999 (the "Agreement") with Anschutz Digital Media, Inc. ("Anschutz"). Under the terms of the Agreement, which was initially proposed on February 17, 1999, Anschutz would acquire all of the outstanding common stock of the Company in a transaction wherein the Company would be merged with a subsidiary of Anschutz, and holders of the Company's common stock would receive $1.00 per share in cash. The Agreement further contemplates that all debt to the Company's shareholders will be repaid and the Company's preferred stock will be canceled for an amount equal to its liquidation preference, plus accrued dividends and interest thereon. The Agreement also provides the Company with a line of credit with available borrowings of $1,250,000 to be extended by Anschutz. The transaction is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions. Anschutz is an affiliate of the Anschutz Company whose operating divisions and wholly-owned subsidiaries engage in telecommunications, natural resources, transportation, real estate, and sports entertainment businesses. Anschutz has entered into a definitive agreement with Speer and RMS to acquire the media and telecommunications assets held by Speer and RMS, including RMS' interest in the Company.

      20.  GOING CONCERN

           As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and has experienced negative cash flow. These factors raise substantial doubt about the Company's ability to operate as a going concern. Management has taken steps regarding the improvement of its cash flow and cash position, including:

           *  Retained an investment  banking firm to assist in the  development
              and  evaluation   of  future   strategic  initiatives,   including
              potential financing opportunities;

           * Analyzed opportunities to sell certain non-core assets, including real estate;

           *  Implemented  a restructuring  plan  to reduce  operating expenses;
              and,

           * Entered into a definitive merger agreement with Anschutz Digital Media, Inc., ("Anschutz") as discussed in Note 19.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the 1998 financial statements. The paragraph states that the Company's recurring losses and net capital deficiency raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

           Existing credit facilities are not expected to be sufficient to cover liquidity requirements after December 31, 1998, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that additional facilities can be arranged, or that any restructuring plan can be successfully implemented, or that the merger agreement with Anschutz (Note 19) will successfully close, in which case the Company may be compelled to pursue a bankruptcy filing in absence of additional funding.

           Management believes that, despite the financial hurdles and funding uncertainties going forward, it has developed a business plan that, if successfully funded and executed as part of the merger with Anschutz, can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

                                       PART III

      Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

           None.

      Item 10 - Directors and Executive Officers of the Registrant

           Reference is made to the Company's 1999 Proxy Statement.

      Item 11 - Executive Compensation

           Reference is made to the Company's 1999 Proxy Statement.

      Item 12 - Security Ownership of Certain Beneficial Owners and Management

           Reference is made to the Company's 1999 Proxy Statement.

      Item 13 - Certain Relationships and Related Transactions

           Reference is made to the Company's 1999 Proxy Statement.

                                       PART IV

      Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  List of Documents filed as part of this Report

           (1)  Financial statements
                Report of Independent Accountants - PricewaterhouseCoopers LLP Report of Independent Accountants - Deloitte & Touche LLP Report of Independent Accountants - PricewaterhouseCoopers LLP Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations and
                  Comprehensive Income for the years ended
                  December 31, 1998 and December 31, 1997, for the four months ended December 31, 1996, and for the year ended August 31, 1996
                Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1998 and 1997, for the four months ended December 31, 1996, and for the year ended August 31, 1996
                Consolidated Statements of Cash Flows
                  for the year ended December 31, 1998
                  and December 31, 1997,  for the
                  four months ended December 31, 1996,
                  and for the year ended August 31, 1996
                Notes to Consolidated Financial Statements

           (2)  Financial Statement Schedule

                 Schedule                                           Page
                  Number                                           Number
                ----------                                        --------
                    II     Valuation and Qualifying Accounts . .     S-1

           The report of the Company's independent auditors with respect to the above listed financial statement schedule appears on page 97 hereof.

           All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

           (3)  Exhibits (numbered in accordance with
                Item 601 of Regulation S-K)

      Exhibit
      Number
      -------

      2.0 Merger Agreement and Plan of Reorganization between the Registrant and The Renaissance Group filed in Exhibit 99.1 to the Company's Form 8-K, as amended, is incorporated herein by reference

      2.1 Share Exchange Agreement between the Registrant and Alta Investissements S.A. filed in Exhibit 99.1 to the Company's Form 8-K, as amended, is incorporated herein by reference

      3.1 Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Company's Registration Statement on Form 10, as amended, is incorporated herein by reference

      3.2 Restated bylaws of the Registrant filed as Exhibit 3.2 to the Company's Registration Statement on Form 10, as amended, is incorporated herein by reference

      10.0      Key Executive Severance Agreement

      16 Letter to Securities and Exchange Commission from Deloitte & Touche LLP filed in Exhibit 16.1 to the Company's Form 8-K is incorporated herein by reference

      21        Subsidiaries of the Registrant

      22 Proxy Statement of the Registrant dated April 15, 1997, is incorporated herein by reference

      27        Financial Data Schedule (for SEC use only)

      (b)  Reports on Form 8-K

           On May 6, 1998, the Company filed a report on Form 8-K announcing its Board of Directors approved and the Company entered into a definitive agreement with various privately-held entities controlled by Roy M. Speer to acquire a controlling interest in the Company.

           In February 1999, the Company announced that its Board of Directors received notice from the entities controlled by Roy M. Speer of termination of the definitive agreement.

                                      SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               PRECISION SYSTEMS, INC.


                          By:  /s/ KENNETH M. CLINEBELL
                               -------------------------
                               Kenneth M. Clinebell
                               Interim President and
                               Chief Financial Officer

      March 31, 1999

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

                      Signature                            Title
         -----------------------------------  ---------------------------


               /s/ KENNETH M. CLINEBELL       Interim President and
         ------------------------------------ Chief Financial Officer
                 Kenneth M. Clinebell         (Principal Financial Officer)


                 /s/ CARLA K. NEWSOME         Controller
         ------------------------------------ (Principal Accounting Officer)
                   Carla K. Newsome

                  /s/ HECTOR ALCADE           Director
         ------------------------------------
                    Hector Alcade


                   /s/ IAN DALZIEL            Director
         ------------------------------------
                     Ian Dalziel


                /s/ FRANCIS SANTANGELO        Director
         ------------------------------------
                  Francis Santangelo

      REPORT OF INDEPENDENT ACCOUNTANTS



      To the Board of Directors and Stockholders
      Precision Systems, Inc.

      Our report on the consolidated financial statements of Precision Systems, Inc. and subsidiaries is included on page 43 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule as of December 31, 1997 and 1998, and for the years then ended listed in the index on page 94 of this Form 10-K.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                    PRICEWATERHOUSECOOPERS LLP

      Tampa, Florida
      February 12, 1999

      REPORT OF INDEPENDENT ACCOUNTANTS



      To the Board of Directors of
      Precision Systems, Inc.

      We have audited the consolidated financial statements of Precision Systems, Inc. and subsidiaries (the "Company") for the four months ended December 31, 1996, and for the year ended August 31, 1996, and have issued our report thereon dated March 27, 1997; such consolidated financial statements are included herein. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14 for the four months ended December 31, 1996, and for the year ended August 31, 1996. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the consolidated financial statements of Vicorp N.V. (a consolidated subsidiary), which statements reflect total revenues constituting 80 percent and 42 percent of consolidated total revenues for the four months ended December 31, 1996 and for the year ended August 31, 1996, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vicorp N.V., is based solely on the report of such other auditors. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



      Deloitte & Touche LLP


      Tampa, Florida
      March 27, 1997

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS

                                     SCHEDULE II

                                                Charged
                                   Balance at     to      Charged                    Balance
                                    Beginning  Costs and  to Other                  at End of
                                    of Period   Expenses  Accounts   Deductions       Period
                                  ------------ ---------- -------- --------------- ----------
       Allowance for Doubtful
        Accounts
          Year ended
           December 31, 1998 . .  $ 1,239,197  $  85,611  $   -    $ (627,905) (1) $  696,903
          Year ended
           December 31, 1997 . .    1,532,134    926,689      -    (1,219,626) (1)  1,239,197
          Four months ended
           December 31, 1996 . .    1,253,347    278,787      -         -           1,532,134
          Year ended
           August 31, 1996 . . .      153,561  1,196,412      -       (96,626) (1)  1,253,347


       (1) Represents write-off of uncollectible accounts

                                       EXHIBIT 21

      List of Subsidiaries of Precision Systems, Inc. as of December 31, 1998.

      Name of Subsidiary                      State or Country of Incorporation
      -------------------------------------------------------------------------
      BFD Productions, Inc. . . . . . . . . . . . . . . . . . . . . . .  Nevada

      Vicorp Canada Incorporated  . . . . . . . . . . . . . . . . . . .  Canada

      Vicorp Systems Espana, S.A. . . . . . . . . . . . . . . . . . . . . Spain

      Vicorp Italia, s.r.l. . . . . . . . . . . . . . . . . . . . . . . . Italy

      Interactive Services, Inc.  . . . . . . . . . . . . . . . . . .  Delaware

      The Renaissance Group . . . . . . . . . . . . . . . . . . . .  California

      Vicorp, N.V.  . . . . . . . . . . . . . . . . .  The Netherlands Antilles

      Vicorp Europe Holding B.V.  . . . . . . . . . . . . . . . The Netherlands

      Vicorp Nederland B.V. . . . . . . . . . . . . . . . . . . The Netherlands

      Vicorp International Services Nederland B.V.  . . . . . . The Netherlands

      Vicorp International Services, Belux. . . . . . . . . . . . . . . Belgium

      Vicorp France S.A.  . . . . . . . . . . . . . . . . . . . . . . .  France

      Vicorp Danmark A/S  . . . . . . . . . . . . . . . . . . . . . . . Denmark

      Vicorp Sweden A/B . . . . . . . . . . . . . . . . . . . . . . . .  Sweden

      Vicorp U.K. Holding . . . . . . . . . . . . . . . . . . . . . . . England

      Vicorp U.K. Limited . . . . . . . . . . . . . . . . . . . . . . . England

      Vicorp Finland OY . . . . . . . . . . . . . . . . . . . . . . . . Finland

      Vicorp Interactive Systems, Inc.  . . . . . . . . . . . . . Massachusetts

      Vicorp Deutschland GmbH . . . . . . . . . . . . . . . . . . . . . Germany

      Vicorp Asia Holding Limited . . . . . . . . . . . . . . . . . . Hong Kong

      Vicorp Asia-Pacific Services Pte Ltd. . . . . . . . . . . . . . Singapore

      Vicorp Geminus GmbH . . . . . . . . . . . . . . . . . . . . . . . Germany

      Belle System Networking ApS . . . . . . . . . . . . . . . . . . . Denmark

                                                                  EXHIBIT 10.0

                          KEY EXECUTIVE SEVERANCE AGREEMENT


           This Key Executive Severance Agreement (this "Agreement") is dated as of February 20, 1998, and is made by and between Precision Systems, Inc., a Delaware corporation (the "Company"), and Kenneth M. Clinebell, who is presently the Chief Financial Officer of the Company ("Executive").

                                     WITNESSETH:

      WHEREAS:

           Executive is a principal officer of the Company and an integral part of the Company's management.

           The Company wishes to assure both itself and the Executive of continuity of management generally, including continuity of management in the event of any actual or threatened change in control of the Company.

           NOW, THEREFORE, in consideration of the mutual covenants herein contained and in further consideration of services performed and to be performed by Executive for the Company, it is hereby agreed by and between the parties as follows:

           Company's Right to Terminate. The Company (or its subsidiaries) may not terminate the employment of Executive unless the Company provides the benefits hereinafter specified in accordance with the terms hereof.

           Change in Control. For purposes of this Agreement, a "Change in Control" of the Company shall mean a change in control (other than in favor of an Existing Affiliate) of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred if (a) a tender offer shall be made and consummated (other than by an Existing Affiliate) for the ownership of outstanding voting securities of the Company having forty percent (40%) or more of the combined voting power of the Company except and so long as more than 50 percent (50%) of the combined voting power of the Company is held by Existing Affiliates, (b) the Company shall be merged or consolidated with another corporation and as a result of such merger or consolidation outstanding voting securities of the surviving or resulting corporation having less than 50% of its combined voting power shall be owned in the aggregate by the former shareholders of the Company (including the Existing Affiliates), other than affiliates (within the meaning of the Exchange Act) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation, (c) the Company shall sell, lease, exchange or transfer substantially all of its assets to another corporation, entity or person which is not a wholly-owned subsidiary or as to which a majority of its combined voting power is not held by the Company or an Existing Affiliate, (d) a person, as defined in Sections 13(d) and 14(d) (as in effect on the date hereof) of the Exchange Act, other

      than an Existing Affiliate, shall acquire outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record) having forty percent (40%) or more of the combined voting power of the Company, (e) the shareholders of the Company approve a plan or proposal for the liquidation or dissolution of the Company, or (f) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. For purposes hereof, ownership of voting securities shall take into account and shall include ownership as determined by applying the provisions of Rule 13d-3 (as in effect on the date hereof) under the Exchange Act. A sale or other change in control of any subsidiary of the Company by which Executive is employed shall not be deemed a Change in Control of the Company for purposes of this Agreement. As used herein, the term "Existing Affiliate" shall mean (i) RMS Limited Partnership, Roy
      M. Speer or any entity controlled by Roy M. Speer and as to which he has sole voting and dispositive power over the voting securities of the Company held by such entity, (ii) Vulcan Ventures Incorporated, Paul G. Allen or any entity controlled by Paul G. Allen and as to which he has sole voting and dispositive power over the voting securities of the Company held by such entity, (iii) Alta Investissements S.A., Primwest Holding, N.V., Didier Primat or any entity controlled by Didier Primat and as to which he has sole voting and dispositive power over the voting securities of the Company held by such entity or (iv) any executive officer of the Company on the date hereof or any entity controlled by such executive officer and as to which he has sole voting and dispositive power over the voting securities of the Company held by such entity.

                Termination of Employment

                (a) If a Change in Control of the Company shall have occurred while Executive is an employee of the Company upon the subsequent Termination of the Employment (as defined below) of Executive within one
      (1) year of such Change in Control (a "Change is Control Termination"), Executive shall be entitled to receive the benefits provided in Section 4(a) hereof.

                (b) If there shall be a Termination of the Employment of Executive under any circumstances other than as set forth in Section 3(a) hereof (a "Non-change in Control Termination"), Executive shall be entitled to receive the benefits provided in Section 4(b) hereof.

                (c) The phrase "Termination of the Employment" of Executive for purposes of this Agreement shall mean (in the case of both a Change in Control Termination and a Non-Change in Control Termination):

                     (i) Termination by the Company of the employment of Executive for any reason other than death, Disability, Retirement or for Cause as defined below; or


                     (ii) Termination by the Executive of his employment by the Company within sixty (60) days of the occurrence of any of the following events:

                          (A)  The  assignment  to  Executive   of  any  duties
      materially inconsistent with his positions, duties, responsibilities and status with the Company and its subsidiaries immediately prior to date hereof (other than promotions in the ordinary course of business), or a material diminution in Executive's responsibilities, as in effect immediately prior to date hereof, except in connection with the termination of Executive's employment due to death, Disability, Retirement or for Cause;

                          (B) A reduction by the Company in the Executive's base salary as in effect on the date hereof or as the same may be increased from time to time;

                          (C) A failure by the Company to continue any bonus plans in which Executive is presently entitled to participate (the "Bonus Plans") as the same may be modified from time to time but substantially in the forms currently in effect unless replaced by benefits substantially comparable to or greater than such plans, or a failure by the Company to continue Executive as a participant in the Bonus Plans (or substitute benefits) on at least the same basis as he presently participates in accordance with the Bonus Plans;

                          (D) Without his express written consent, the Company requiring Executive to be based anywhere other than within thirty-five (35) miles of Executive's present office location, except for required travel on the Company's business to an extent substantially consistent with Executive's present business travel obligations;

                          (E) Subsequent to a Change in Control of the Company, the failure by the Company to continue in effect any benefit or compensation plan, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health-and-accident plan or disability plan in which Executive is participating at the time of a Change in Control of the Company (or plans providing him with substantially similar or greater benefits), the taking of any action by the Company which would adversely affect Executive's benefits under any of such plans or deprive Executive of any material fringe benefit enjoyed by him at the time of the Change in Control, or the failure by the Company to provide Executive with the number of paid vacation days to which he is then entitled in accordance with the Company's normal vacation policy in effect on the date hereof;

                          (F)  Subsequent   to  a  Change  in  Control  of  the
      Company, the failure by the Company to obtain the assumption of this Agreement by any successor as contemplated in Section 6 hereof; or

                          (G) Any purported termination of Executive's employment which is not effected pursuant to a Notice of Termination (as hereinafter defined) satisfying the requirements of Section 3(e) below (and, if applicable, Section 3(d) below); and for purposes of this Agreement, no such purported termination shall be effective.

                (d) The Executive shall not be entitled to receive any benefits under this Agreement if the Company terminates Executive's employment because of the death, Disability or Retirement of Executive or upon the termination of Executive's employment for Cause. The words "Disability," "Retirement" and "Cause" for purposes of this Agreement shall mean:

                     (i) Disability. Termination by the Company of Executive's employment based on "Disability" shall mean termination because of Executive's absence from his duties with the Company on a full-time basis for one hundred thirty (130) consecutive business days, as a result of incapacity due to physical or mental illness, unless within thirty (30) days after Notice of Termination is given following such absence Executive shall have returned to the full-time performance of his duties.

                     (ii) Retirement. Termination by the Company of Executive's employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

                     (iii) Cause. Termination by the Company of Executive's employment for "Cause" shall mean termination upon (A) the willful and continued failure by Executive to substantially perform his duties with the Company other than any such failure resulting from his incapacity due to physical or mental illness, after a demand for substantial performance is delivered to Executive by the Chief Executive Officer of the Company (or in the case that the Chief Executive Officer is unavailable or he is the Executive in question, the Chairman of the Board of Directors, or in the case the Chief Executive Officer is also the Chairman of the Board of Directors, then a member of the Board of Directors Compensation Committee) which specifically identifies the manner in which Executive has not substantially performed his duties, or (B) the willful engaging by Executive in misconduct which is materially injurious to the Company, monetarily or otherwise, and that constitutes on the part of Executive common law fraud or a felony. For purposes of this paragraph, no act, or failure to act, on Executive's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a Notice of Termination from the Chief Executive Officer of the Company (or in the case that the Chief Executive Officer is unavailable or he is the Executive in question, the Chairman of the Board of Directors, or in the case the Chief Executive Officer is also the Chairman of the Board of Directors, then a member of the Board of Directors Compensation Committee) after reasonable notice to Executive and an opportunity for Executive, to be heard before such person, finding that in the good faith opinion of such person the Executive was guilty of conduct set forth above in clauses (A) or (B) of the first sentence of this subparagraph and specifying the particulars thereof in detail.

                (e)  Any  purported  termination  by  the  Company pursuant  to
      Section  3(c)(i) or  Section  3(d) above,  or  by Executive  pursuant  to
      Section 3(c)(ii) shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

                (f) "Date of Termination" shall mean (i) if Executive's employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that Executive shall not have returned to the performance of his duties on a full-time basis during such thirty
      (30) day period), and (ii) if Executive's employment is terminated for any other reason, the date on which a Notice of Termination is given.

           4.   Certain Benefits upon Termination.

                (a) If there is a Termination of Employment of Executive as provided in Section 3(a) hereof( i.e., a Change in Control Termination), Executive shall be entitled to the following benefits:

                     (i) The Company shall pay Executive his full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given plus credit for any vacation earned but not taken and the amount, if any, of any bonus for a past fiscal year which has been awarded but not yet paid to Executive under the Bonus Plans;

                     (ii) The Company shall pay Executive a lump sum payment equal to one time his full annual base salary at the rate in effect at the time Notice of Termination is given;

                     (iii) The Company shall continue to provide Executive with medical insurance, life insurance, disability insurance and such other similar insurance benefits as are provided to other executives of the Company (but not a company car or profit-sharing plan contribution) for a period of time until Executive obtains other employment on a full-time basis, but not to exceed one (1)year from the Date of Termination; and

                     (iv) Executives period to exercise stock options granted to Executive under any of the Company's stock option plans shall be extended to one (1) year from the Date of Termination.

                (b)  If there is  a Termination of  Employment of Executive  as
      provided   in  Section  3(b)  hereof  (i.e.,   a  Non-Change  in  Control
      Termination), Executive shall be entitled to the following benefits:

                     (i) The Company shall pay Executive his full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given plus credit for any vacation earned but not taken and the amount, if any, of any bonus for a past fiscal year which has been awarded but not yet paid to Executive under the Bonus Plans;


                     (ii) The Company shall pay Executive his full base salary on a biweekly basis at the rate in effect at the time Notice of Termination is given for a period of six (6) months following the Date of Termination; and

                     (iii) The Company shall continue to provide Executive with medical insurance, life insurance, disability insurance and such other similar insurance benefits as are provided to other executives of the Company (but not a company car or profit-sharing plan contribution) for a period of time until Executive obtains other employment on a full-time basis, but not to exceed six (6) months from the Date of Termination.

                (c)  Notwithstanding   anything   to  the   contrary  contained
      herein, in the event that it shall be determined that any payment or benefit received under this Agreement and/or any other plan, arrangement or agreement (a "Payment" or, collectively, the "Payments") would be an "excess parachute payment" (within the meaning of Section 280G(b)(1) of the Internal Revenue Code of 1986 (the "Code")) subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), the present value of such Payments shall be reduced to the "Reduced Amount." The "Reduced Amount" shall be an amount expressed in present value that maximizes the aggregate present value of the Payments without causing any Payment to be an excess parachute payment subject to the Excise Tax. For these purposes, the present value of any non-cash benefit or deferred payment or benefit shall be determined in accordance with Sections 280G(d)(3) and
      (4) of the Code. The determination whether any Payment would be an excess parachute payment and the calculation of the Reduced Amount shall be made by a law firm or accounting firm selected by the Company from among those regularly consulted by it regarding Federal income tax matters within the 12-month period preceding the change in control, and reasonably acceptable to Executive ("Tax Counsel"). Tax Counsel's opinion shall be delivered to Executive within five days after his Date of Termination, and shall contain detailed calculations supporting the determination of the Reduced Amount or of Tax Counsel's determination that no portion of the Payments would be subject to the Excise Tax. Upon receipt by Executive of Tax Counsel's opinion setting forth a Reduced Amount, Executive shall determine which and how much of the Payments shall be eliminated or reduced, provided that, if Executive does not make such determination within ten (10) days of his receipt of such opinion, the Company shall determine which and how much of the Payments shall be eliminated or reduced and shall promptly give Executive written notice thereof. Within five (5) days after Executive gives notice or upon the expiration of ten (10) days without notice, the Company shall pay to or distribute to or for Executive's benefit such amounts as are then due to Executive under this Agreement and shall promptly pay to or distribute for Executive's benefit in the future such amounts as become due to Executive under this Agreement.

                As a  result of the  uncertainty of the  application of Section
      280G of the Code at  the time of the initial determination  hereunder, it is possible that Payments will have been made by the Company which should not have been made ("Overpayment") or that additional payments which will not have been made by the Company should have been made ("Underpayment"),

      in each case, consistent with the calculations required to be made hereunder. In the event it is determined that an Overpayment has been made, Executive shall promptly repay any such Overpayment to the Company together with interest at the applicable Federal rate provided for in
      Section 7872(f)(2) of the Code, provided that, no amount shall be payable by Executive to the Company (or if paid by Executive shall be returned to Executive) if and to the extent such payment would not reduce the amount that is subject to Excise Tax. In the event it is determined that an Underpayment has been made, any such Underpayment shall be promptly paid by the Company to or for Executive's benefit together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code.

                (d) The Company shall also pay all fees and expenses (including legal fees and expenses) incurred by Executive in contesting or disputing any termination of Executive's employment or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of the Excise Tax to any payment or benefit hereunder, provided that, the Company shall not have any obligation to pay any legal expenses incurred by Executive in contesting or disputing any Termination of the Employment of Executive or seeking to obtain or enforce any right or benefit provided by this Agreement, and Executive shall be obligated to repay the Company for any legal fees advanced to Executive by the Company (and interest thereon), to the extent that it is determined by a court of competent jurisdiction that Executive's employment was terminated for Cause within the meaning of Section 3(d)(iii). Any payments to be made by the Company pursuant to this subsection (d) shall be made to Executive on a regular and current basis upon Executive's presentation to the Company of documentation in support thereof.

           5.   Mitigation of Damages.

                Executive shall not be required to mitigate the amount of any payment provided for in Section 4 by seeking other employment or otherwise, nor shall the amount of any payment provided for in Section 4 be reduced by any compensation earned by Executive as the result of employment by another employer after the Date of Termination, or otherwise.

           6.   General

                (a) Executive, after Termination of Employment of Executive, shall retain in confidence any confidential or proprietary information known to him concerning the Company and its business (including any Subsidiary and its business) so long as such information is not publicly disclosed and shall not use such information in any way injurious to the Company (or any Subsidiary), except for any disclosure or use to which an authorized officer of the Company or the Board of Directors of the Company has consented or any disclosure or use required by an order of any governmental body or court (including legal process). If requested, Executive shall return to the Company any memoranda, documents or other materials possessed by Executive and containing confidential or proprietary information of the Company.

                  (b) During the period ending one (1) year following the Date of Termination, Executive shall not, directly or indirectly, solicit or induce any of the Company's or its Subsidiaries' employees to terminate their employment with the Company or any of its Subsidiaries or hire or cause any of the then current employees of the Company or any of its Subsidiaries to be hired by any other company in which Executive is an officer, director or controlling shareholder or interfere with the Company's or any of its Subsidiaries' contractual relationships with its customers.

                (c) The Company may in good faith condition the payment of the benefits referred to in clause (ii) of Section 4(a) or clause (ii) of
      Section 4(b), as the case may be, upon the receipt of a general release by Executive of the Company and its Subsidiaries from all employment related claims and obligations, whether known or unknown, other than rights under this Agreement or any employment or other agreement between Executive and the Company or any of its Subsidiaries (or to which the assets of the Company or its Subsidiaries are bound), and any other accrued and unpaid employee benefits.

           7.   Successors: Binding Agreement.

                (a) The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Company in the same amount and on the same terms as Executive would be entitled to under Section 4(a), except that for purposes of implementing the foregoing the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 6 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

                (b) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive should die while any amount would still be payable to him hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to his devisee, legatee or other designee or, if there be no such designee, to his estate.

            8.   Notice.

                For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

                To the Company:
                Precision Systems, Inc.
                11800 30th Court, North
                St. Petersburg, FL 33716
                Attn: Chief Financial Officer

                To the Executive:
                At such address as set forth on the Company's book sand records (or at such other address as specified by Executive)

           9.   Miscellaneous.   No  provisions  of   this  Agreement   may  be
      modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by Executive and such officer as may be specifically designated by the Board of Directors of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement; provided, however, that this Agreement shall not supersede or in any way limit the employment agreement in effect between the Company and Executive.

      This Agreement shall be governed by the laws of the State of Delaware (without reference to the choice of law provisions thereof). This Agreement may be executed in one or more counterparts, each of which shall constitute an original hereof.



      PRECISION SYSTEMS, INC.       EXECUTIVE


      By: /s/Kwang-I Yu             By: /s/Kenneth M. Clinebell
          --------------                ------------------------
          Kwang-I Yu                    Kenneth M. Clinebell
          Title: Director               Title: Chief Financial Officer