Form 10-K/A
period 1998-12-31
PRECISION SYSTEMS INC
filed 1999-04-30
CIK 886074

                              SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                         -----------------------------------
                                     FORM 10-K/A

      [X] Annual Report Pursuant to Section 13 or 15(d) for the Fiscal Year Ended December 31, 1998, of the Securities Exchange Act of 1934 [Fee Required]

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _______________ to ______________

                            Commission File No. 000-20068
                         -----------------------------------
                               PRECISION SYSTEMS, INC.
              ---------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                      Delaware                        41-1425909
          --------------------------------       ---------------------
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)

                11800 30th Court North, St. Petersburg, Florida  33716
              ---------------------------------------------------------
      (Address of registrant's principal executive offices, including zip code)

                                    (727) 572-9300
              ---------------------------------------------------------
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of
                        Title of                     Exchange
                       Each Class                   Registered
                      ------------                 ------------

                          None      ____________

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

                                Yes  [X]     No   [ ]


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

              ---------------------------------------------------------
                         DOCUMENTS INCORPORATED BY REFERENCE:

              Documents                              Form 10-K Reference
             -----------                           ---------------------

                None         __________________
                                       PART III

      Item 9   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures

         None.

      Item 10   Directors and Executive Officers of the Registrant

      Directors

         Hector Alcalde, 65, joined the Company as a member of the Board of Directors in January 1994. In 1973, Mr. Alcalde founded the firm Alcalde & Fay, a government and public affairs consulting firm in Washington, D.C., and serves as its President and Chief Executive Officer. He has provided consulting services to numerous local governments and national and international organizations and has served on several public and corporate boards.

         Ian M. Dalziel, 51, was appointed to the Company's Board of Directors in June 1996. Since 1992, Mr. Dalziel has served as Chairman of the Board of C.S.I., Inc. In addition, since 1989, Mr. Dalziel has served as a Director of Lepercq-Amcur Fund N.V. and as Chairman at Continental Assets Trust PLC. He was a member of the European Parliament from 1979 to 1984.

         Francis R. Santangelo, 66, was appointed to the Company's Board of Directors in January, 1997. Mr. Santangelo is an independent legal and financial consultant with over 30 years experience in the financial community. From 1959 to 1988, Mr. Santangelo was a principal in Francis
      R. Santangelo & Co., a specialist firm on the American Stock Exchange and is also a former member of the Board of Directors of the American Stock Exchange. Mr. Santangelo also served on the Company's Board from August 24, 1991 to July 8, 1993, and was a consultant to the Company from February 1, 1996, to January 31, 1998.

      Executive Officers

         The following is a list of the current Executive Officers of the Company who do not serve on the Board of Directors:

         Kenneth M. Clinebell, 37, joined the Company in January 1994 and currently serves, since October 1997, as the Chief Financial Officer, Treasurer and Corporate Secretary and since July 30, 1998, as Interim President and Chief Executive Officer. From January 1994 to October 1997, Mr. Clinebell was the Company's Vice President of Finance and Controller. Prior to joining the Company, Mr. Clinebell spent five years at Kimmins Environmental Service Corp. of Tampa, Florida, where he held the position of Controller. Prior to Kimmins, Mr. Clinebell was with Laventhol & Horwath, CPAs, for five years, where he held the position of Manager in the firm's audit and accounting division.

      Item 11   Executive Compensation

         The following table provides information on the compensation received by the Chief Executive Officer ("CEO") and the two other highly compensated Executive Officers (the "Executive Officers") for the years ended December 31, 1998 and 1997, the four-month transition period ended December 31, 1996, and the year ended August 31, 1996.

                                      SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                       Compensation
                                          Annual Compensation             Awards
                                      ---------------------------  --------------------
                                                           Other                          All
                                                          Annual    Restricted           Other
             Name and         Fiscal                      Compen-     Stock    Options/ Compen-
        Principal Position   Year(1)   Salary    Bonus    sation     Award(7)    SARs    sation
      ---------------------- -------- --------- ------- ---------- ----------- -------- -------
      Willem Huisman(2)      1998     $ 113,460 $   -   $   -      $   -           -    $    -
        Former President     1997     $ 206,879 $ 35,000$   -      $100,000 (6) 300,000 $    -
        and Chief            1996(1)  $  66,667 $ 35,000$   -      $   -        125,000 $    -
        Executive Officer    1996     $  83,335 $   -   $   -      $   -        100,000 $    -

      Gregory L. Baltzer(4)  1998     $ 193,827 $   -   $   -      $   -          -     $    -
        Former Chief         1997     $ 156,057 $   -   $   -      $ 50,000 (6) 140,000 $    -
        Operating Officer    1996(1)  $  42,212 $ 40,000$   -      $   -          -     $    -
                             1996     $  70,654 $ 10,000$ 6,481(5) $ 13,961 (3)  90,000 $    -

      Kenneth M. Clinebell   1998     $ 142,769 $   -   $   -      $   -         -      $    -
        Interim President    1997     $ 112,423 $ 10,000$   -      $ 27,500 (6)  15,000 $    -
        and Chief Executive  1996(1)  $  38,797 $ 10,000$   -      $   -         -      $    -
        Officer, Chief       1996     $  88,881 $ 25,000$   -      $ 11,423 (3)  -      $    -
        Financial Officer,
        Secretary and
        Treasurer


           (1) In September 1996, the Board of Directors voted to change the Company's fiscal year from a year ending August 31 to a calendar year. For the purposes of the Summary Compensation Table, "1998" refers to the fiscal year ended December 31, 1998, "1997" refers to the fiscal year ended December 31, 1997, "1996(1)" refers to the four months ended December 31, 1996, and "1996" refers to the fiscal year ended August 31, 1996, respectively.

         (2) Mr. Huisman commenced employment with the Company in April 1996. As a result, no information regarding compensation prior to such date is provided herein. Mr. Huisman resigned from the Company during August 1998.

         (3) Restricted stock granted in exchange for 15 percent of gross salary; vested 50 percent on August 2, 1997, and 50 percent on August 2, 1998.

         (4)  Mr. Baltzer resigned from the Company during September 1998.

         (5)  Represents relocation expense reimbursement.

         (6) Restricted stock awarded as executive compensation; total shares granted were 44,375 (25,000 for Mr. Huisman, 12,500 for Mr. Baltzer, and 6,875 for Mr. Clinebell), of which 50 percent vested on February 28, 1998, and 50 percent vested on February 28, 1999. Mr. Huisman was issued 12,500 shares on February 28, 1998. His remaining 12,500 shares were cancelled upon his resignation as President and Chief Executive Officer on July 14, 1998. Mr. Baltzer was issued 6,250 shares on February 28, 1998. His remaining 6,250 shares were cancelled upon his resignation on September 11, 1998. Mr. Clinebell was issued 3,437 shares on February 28, 1998, and 3,438 shares on February 28, 1999.

         (7) As of December 31, 1998, Mr. Clinebell held 3,438 shares of the Company's restricted stock with a fair market value of $4,083.

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The Company did not make any option grants to Executive Officers during fiscal 1998.

         The following table summarizes the net value realized on the exercise of options in fiscal 1998, and the value of outstanding options as of December 31, 1998, for the named Executive Officers:

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR END OPTION VALUES

                                                                                  Value of
                                                                                 Unexercised
                                                                Number of       In-the-Money
                                                               Unexercised         Options
                                                               Options at      At Fiscal Year
                                         Shares              Fiscal Year End       End(1)
                                        Acquired    Net    ------------------- ---------------
                                 Fiscal    on      Value     Exer-   Unexer-    Exer-  Unexer-
                                  Year  Exercise  Realized  cisable  cisable   cisable cisable
                                 ------ -------- --------- -------- ---------- ------- -------
       Willem Huisman  . . . .    1998    12,500 $  15,625     -          -    $   -   $   -

       Gregory L. Baltzer  . .    1998     6,250 $   7,813     -          -    $   -   $   -

       Kenneth M. Clinebell  .    1998     3,437 $   4,296   43,700     15,438 $ 4,084 $   -

           (1) Difference between the fair market value of the underlying common stock and the exercise price, for in-the-money options, on December 31, 1998.

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

         The outside directors of the Company also participate in the Stock Option Plan for Outside Directors (the "Plan"). Under the Plan, options to purchase up to 500,000 shares of common stock may be granted to directors who are not employees of the company. The Plan provides that each director who is not a full-time employee of the Company shall automatically be granted an Initial Option to purchase 25,000 shares of common stock on the day the director is first elected to the Board. In addition, 25,000 Tenure Options (as defined in the Plan) are automatically granted, in addition to the Initial Option, on the date of each director's first anniversary of his or her initial election to the Board of Directors. The Chairman of the Board, provided he or she is not also an employee, shall automatically be granted, in addition to the Initial Option and the Tenure Options, an option to purchase 50,000 shares of common stock of the Company (the "COB Option"). The exercise price for options issued under the Plan is to be equal to the fair market value of common stock on the date prior to the date of grant.

         During the fiscal year ended December 31, 1998, Francis R. Santangelo was granted 25,000 Tenure Options at $1.9375 per share, the fair market value of the stock on the date of the grant.

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

      Repricing of Options/SARs

         The following table summarizes the repriced stock options granted to the named Executive Officers in Fiscal 1997:

                            TEN-YEAR OPTION/SAR REPRICINGS

                                                                                       Length of
                                                                                       Original
                                                     Market                             Option
                                       Number of     Price                               Term
                                      Securities    of Stock    Exercise               Remaining
                                      Underlying   at Time of   Price at                at Date
                                     Options/SARs  Repricing     Time of       New        of
                                      Repriced or      or     Repricing or  Exercise   Repricing
                                      Amended (1)  Amendment  Amendment(2)  Price (3)     or
               Name           Date        (#)         ($)          ($)         ($)     Amendment
      ---------------------- ------- ------------ ----------- ------------- --------- ----------
      Willem Huisman  . . .  9/5/97       125,000 $      3.25 $        7.75 $    3.25    9 years
        President and        9/5/97       100,000 $      3.25 $        5.50 $    3.25    9 years
        Chief Executive
        Officer

      Gregory L. Baltzer  .  9/5/97        30,000 $      3.25 $        7.75 $    3.25    8 years
        Chief Operating      9/5/97        50,000 $      3.25 $        7.50 $    3.25    7 years
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

             COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1997, the Compensation Committee for the Company was comprised of Kwang-I Yu (serving as Chairman of the Committee), Hector Alcalde and Ian Dalziel. In February 1998, Kwang-I Yu resigned from the Board of Directors and the Compensation Committee. Additionally, in February 1998, Ian Dalziel was appointed to the position of Chairman of the Compensation and Benefits Committee and Bert Kolde was appointed to the Compensation and Benefits Committee. In February 1999, Bert Kolde resigned from the Board of Directors and the Compensation Committee.

         COMPENSATION AND BENEFITS COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation and Benefits Committee of the Board of Directors (the "Committee") is responsible for reviewing and approving the compensation arrangements for each of the Company's Executive Officers and the individual managers reporting directly to the CEO and for granting of options to purchase shares of common stock under the Company's Employee Stock Option and Restricted Stock Plan. The goal of the Committee is to maintain executive compensation programs and policies which enable the Company to attract and retain the services of highly qualified executives. Awards of incentive compensation in the form of discretionary cash bonuses and periodic grants of stock options and/or restricted stock grants are designed to reward and create incentives for individual initiative and achievement.

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

         The Committee adopted a bonus plan for 1998 linking targeted bonus amounts, determined as a percentage (ranging from 50 percent to 100 percent) of base salary, to the achievement of certain corporate objectives with a portion of each executive's targeted bonus allocable to achievement of the specific objectives. For the year ended December 31, 1998, these objectives included certain financial, tactical and strategic goals including targeted revenue growth, increased cash flow and net income, new product development and improved realization on marketing efforts. Due to the Company's failure to meet a number of financial goals, the Committee declined to award Executive Officers with 1998 bonuses associated with those goals.

      Stock Options and Restricted Stock

         The Committee is authorized to grant incentive and non-qualified stock options, as well as shares of restricted stock, to key employees of the Company, including executives. Such grants are intended to provide additional long-term incentive to key employees. No specific formula is used to determine grants made to any particular person (including executives); however, grants are based generally on factors such as the length of employment, promotion, contribution toward Company performance, and expected contribution toward meeting long-term strategic goals of the Company, together with a review of outstanding options or restricted stock grants. The Company has adopted guidelines regarding appropriate stock option grants for employees. Option grants typically vest over a five-year period and expire at the end of ten years. The number of stock options granted during the year ended December 31, 1998, to Executive Officers other than the Chief Executive Officer was based upon the recommendation of the Chief Executive Officer's subjective evaluation of the contribution of such officers to the Company during the fiscal year. The number of stock options granted during the year ended December 31, 1998, to the Chief Executive Officer was based on the recommendation of the Compensation Committee after consideration of the Chief Executive Officer's base salary and the Compensation Committee's subjective evaluation of the contribution of the Chief Executive Officer to the Company during the fiscal year.

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

         Compensation of Kenneth M. Clinebell (the "Interim Chief Executive Officer") was left unadjusted from Mr. Clinebell's compensation as the Company's Chief Financial Officer. Currently, the Compensation Committee is considering a bonus payment to Mr. Clinebell relating to his additional duties as "Interim Chief Executive Officer."

      Compliance with Internal Revenue Code Section 162(m)

         Section 162(m) of the Internal Revenue code, enacted in 1993, generally disallows tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee intends to consider the provisions of Section 162(m) in connection with the performance-based portion of the compensation of its executives (which currently consists of stock option grants, restricted stock grants, and annual bonuses described above); however, the Committee does not necessarily intend to structure compensation to its executives to avoid disallowance of any tax deductions in the future in light of the Company's current net operating losses and the necessity to meet all of the requirements imposed by Section 162(m) and the proposed regulations thereunder for compensation to be fully deductible for federal income tax purposes.

                             Members of the Compensation and Benefits Committee


                             Ian M. Dalziel, Chairman
                             Hector Alcalde

      Stock Performance Table

         The following table compares the Company's cumulative stockholder return on its common stock since August 31, 1994, through December 31, 1998, with the return on the Nasdaq Market Index and the Nasdaq Computer Index. To date, no dividends have been paid with respect to the Company's common stock.

                                     8/31/94   8/31/95   8/31/96  12/31/96  12/31/97 12/31/98
                                    --------- --------- --------  -------- --------- --------
       Precision Systems, Inc. . .  $  100.00 $  132.56 $  113.95 $  93.02 $   37.79 $  38.79

       Nasdaq Market Index . . . .  $  100.00 $  140.17 $  158.05 $ 178.62 $  219.19 $ 296.13

       Nasdaq Computer Index . . .  $  100.00 $  183.02 $  218.56 $ 262.86 $  318.05 $ 660.14

            Assumes $100 invested at the close of trading on August 31, 1994.

         The stock price performance information shall not be deemed incorporated by reference by any general statement incorporating this Form 10-K/A into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under such acts.

      Item 12   Security Ownership of Certain Beneficial Owners and Management

         The following table and accompanying footnotes set forth information concerning ownership of the Company's common stock as of April 1, 1999. The table also shows information concerning beneficial ownership by all directors and nominees, by each of the current Executive Officers named in the Summary Compensation Table (the "Summary Compensation Table"), and by all directors and Executive Officers as a group. The number of shares beneficially owned by each Director or Executive Officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of April 1, 1999 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

                                                     Number of     Percent
                            Name                       Shares     of Class
         ------------------------------------------ ------------ ----------

         Alta Investissments, S.A. . . . . . . . .    2,808,427      15.70%
            8 Boulevard Emmanuel Servais
            L2535 Luexmbourg

         Vulcan Ventures Incorporated(1) . . . . .    2,750,000      15.37%
            110-110th Avenue, N.E., Suite 530
            Bellevue, Washington 98004

         Anschutz Digital Media, Inc.(1)(2)  . . .    2,415,945      13.51%
            555 17th Street, Suite 2400
            Denver, Colorado 80202

         Hector Alcalde(3) . . . . . . . . . . . .       65,000       *
         Ian M. Dalziel(4) . . . . . . . . . . . .       35,000       *
         Francis R. Santangelo(5)  . . . . . . . .      157,000       *
         Kenneth M. Clinebell(6) . . . . . . . . .       52,440       *
                                                    ------------ ----------
         All officers and directors as a group (4       309,440       1.73%
         persons)  . . . . . . . . . . . . . . . .

         --------------------------------
         * Represents less than 1 percent

         The following table sets forth information relating to the beneficial ownership of the Company's Series A Preferred Stock:

                      Name and Address               Number of     Percent
                     of Beneficial Owner               Shares     of Class
         ------------------------------------------ ------------ ----------

         Anschutz Digital Media, Inc.(2) . . . . .       10,000     100.00%
            555 17th Street, Suite 2400
            Denver, Colorado 80202

         The following table sets forth information relating to the beneficial ownership of the Company's Series B Preferred Stock:

                      Name and Address               Number of     Percent
                     of Beneficial Owner             Shares(10)   of Class
         ------------------------------------------ ------------ ----------

         Primwest Holding, N.V.  . . . . . . . . .        1,500      33.33%
            7, Cours de Rive
            1204 Geneva, Switzerland

         Vulcan Ventures, Incorporated . . . . . .        1,500      33.33%
            110-110th Avenue, N.E., Suite 530
            Bellevue, Washington 98004

         Anschutz Digital Media, Inc.  . . . . . .        1,500      33.33%
            555 17th Street, Suite 2400
            Denver, Colorado 80202

         (1) Does not include Series B Preferred Stock. Further described in the section titled "Certain Relationships and Related Transactions."

         (2) Anschutz Digital Media, Inc., is an affiliate of Anschutz Corporation organized under the laws of the State of Colorado. All or any portion of Series A Preferred Stock may be converted at any time into shares of common stock at a conversion price of $4.76 per share. The shares of Series A Preferred Stock may be converted into 1,218,487 shares of common stock or approximately 6.8 percent of the class. Assuming conversion of all the outstanding shares of Series A Preferred Stock, Anschutz Digital Media, Inc. would own 3,634,432 shares, representing approximately 20.3 percent of the class.

         (3) Does not include non-vested options to purchase 5,000 shares of common stock pursuant to the Company's Stock Option Plan for Outside Directors.

         (4) Does not include non-vested options to purchase 15,000 shares of common stock pursuant to the Company's Stock Option Plan for Outside Directors. Additionally, does not include: (i) grant by Alta Investissements S.A. ("Alta") of an option to acquire 14,720 shares of the common stock of Precision Systems, Inc. ("Stock") and (ii) grant by Primwest Holding N.V. (the controlling shareholder of Alta Investissements S.A.) ("Primwest") of an option to acquire five percent of the shares of Stock held by Primwest through its participation in Alta (currently expected to be not more than 99,545 shares, but may be considerably less), exercisable upon the distribution of such shares by Alta to Primwest at an undetermined future date.

         (5) Does not include non-vested options to purchase 15,000 shares of common stock pursuant to the Company's Stock Option Plan for Outside Directors.

         (6) Does not include non-vested options to purchase 12,000 shares of common stock pursuant to the Company's Employee Stock Option and Restricted Stock Plan.

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

         Based solely on its review of the copies of such forms received by it with respect to fiscal 1998 or written representation from certain reporting persons, the Company believes that during fiscal 1998, all filing requirements applicable to its Directors, Executive Officers and greater than 10 percent beneficial owners were complied with.

      Item 13   Certain Relationships and Related Transactions

         During July 1998, the Company entered into a settlement agreement (the "Settlement Agreement") with Alta for certain indemnification claims associated with a Share Exchange Agreement dated April 13, 1996, between Alta and the Company (the "Exchange Agreement"). Under the terms of the Exchange Agreement, whereby Alta exchanged Vicorp N.V. common stock for the Company's common stock and the assumption by the Company of certain Vicorp N.V. liabilities, Alta indemnified the Company against certain claims, including intellectual property issues. Upon closing of the Settlement Agreement, Alta paid the Company $500,000 to settle certain of such indemnification claims.

         Indemnification and Insurance. The Company maintains indemnity agreements with the following directors and former directors: Bert Kolde, Ian Dalziel, Francis Santangelo, and Hector Alcalde. Also, the Company maintains indemnity agreements with the following officers: Kenneth M. Clinebell, Carla K. Newsome, and Karen H. Luke. Each of the indemnity agreements provides that the Company will, as soon as practicable or not later than 30 days after written demand, indemnify to the full extent authorized or permitted by law, such officers or directors of the Company against any and all expenses, judgments, fines, or amounts paid in settlement, arising in whole or in part from the performance of duties as officer or director of the Company. The Company is not obligated to indemnify for proceedings initiated by officers or directors, unless such proceedings were authorized in advance or unanimously consented to by the Board of Directors. All claims for indemnification are subject to approval by a reviewing party, being either selected or a member of the Board of the Company and not a party to the particular claim.

         The Company has also purchased and maintains directors' and officers' liability insurance with $5,000,000 in coverage.

         Severance Agreements with Key Executives. In December 1997, the Compensation Committee of the Board of Directors approved a Key Executive Severance Agreement with Mr. Clinebell. The primary terms of the Key Executive Severance Agreement include a lump sum payment of one year's base salary in the event of termination of the Executive Officer within one year following a change in control, other than for cause.

                                      SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    PRECISION SYSTEMS, INC.


                             By:  /s/ KENNETH M. CLINEBELL
                                  -------------------------------------------
                                  Kenneth M. Clinebell
                                  Interim President and Chief Financial Officer

      April 30, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 1999.

                     Signature                             Title
        ------------------------------------ --------------------------------

              /s/ KENNETH M. CLINEBELL
        ------------------------------------ Interim President and Chief
                Kenneth M. Clinebell         Financial Officer
                                             (Principal Financial Officer)


                /s/ CARLA K. NEWSOME
        ------------------------------------ Controller
                  Carla K. Newsome           (Principal Accounting Officer)

                 /s/ HECTOR ALCADE
        ------------------------------------ Director
                   Hector Alcade


                  /s/ IAN DALZIEL
        ------------------------------------ Director
                    Ian Dalziel

               /s/ FRANCIS SANTANGELO
        ------------------------------------ Director
                 Francis Santangelo