Form 10-Q
period 1999-03-31
PRECISION SYSTEMS INC
filed 1999-05-17
CIK 886074

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
      [Mark One]

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

                                          OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to _______________

                            Commission File No. 000-20068

                               PRECISION SYSTEMS, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   Delaware                           41-1425909
        -------------------------------  -------------------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

                11800 30th Court North, St. Petersburg, Florida  33716
                ------------------------------------------------------
                       (Address of principal executive offices)

                                    (727) 572-9300
                ------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not applicable
                ------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

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

           Total number of shares of outstanding capital stock as of May 7, 1999:

      Common Stock  . . . . . . . . . . . . . . . . . . . . . . . .  17,886,787


                            PART I - FINANCIAL INFORMATION

      ITEM 1   FINANCIAL STATEMENTS

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                 Three months ended March 31,
                                                -------------------------------
                                                     1999            1998
                                                --------------- ---------------
      Revenues
       Contract revenue   . . . . . . . . . . . $    1,449,780  $      999,757
       Service and support    . . . . . . . . .      3,662,960       4,736,798
       License fee revenue  . . . . . . . . . .      1,607,204         931,862
                                                --------------- ---------------
                                                     6,719,944       6,668,417
                                                --------------- ---------------
      Cost of sales, exclusive of
       depreciation and amortization shown
       separately below   . . . . . . . . . . .      3,128,610       5,118,958

      Operating Expenses
       Selling, general, and administrative   .      2,452,002       3,648,397
       Research, engineering and development  .        573,221       1,312,638
       Depreciation and amortization  . . . . .        581,308         832,790
                                                --------------- ---------------
                                                     3,606,531       5,793,825
                                                --------------- ---------------
      Operating loss  . . . . . . . . . . . . .        (15,197)     (4,244,366)
      Interest expense, net . . . . . . . . . .        126,477          90,627
                                                --------------- ---------------
      Loss before income taxes  . . . . . . . .       (141,674)     (4,334,993)
      Income taxes  . . . . . . . . . . . . . .          -               -
                                                --------------- ---------------
      Net Loss  . . . . . . . . . . . . . . . .       (141,674)     (4,334,993)
      Other Comprehensive Income
       Foreign currency translation
         adjustments  . . . . . . . . . . . . .       (153,372)        118,907
                                                --------------- ---------------
      Comprehensive Loss  . . . . . . . . . . . $     (295,046) $   (4,216,086)
                                                =============== ===============
      Net Loss Applicable to Common Stock
       Net loss   . . . . . . . . . . . . . . . $     (141,674) $   (4,334,993)
       Preferred stock dividend
         requirements . . . . . . . . . . . . .       (174,570)       (170,949)
                                                --------------- ---------------
                                                $     (316,244) $   (4,505,942)
                                                =============== ===============
      Basic and Diluted Loss Per Share
       Net loss   . . . . . . . . . . . . . . . $         (.01) $         (.24)
                                                =============== ===============
       Net loss applicable to common stock  . . $         (.02) $         (.25)
                                                =============== ===============

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31,     December 31,
                                                     1999            1998
                        ASSETS                  --------------- ---------------
                                                  (unaudited)
      Current Assets
       Cash and cash equivalents  . . . . . . . $    2,865,602  $    2,543,763
       Accounts and contracts receivable, net .      7,114,903       6,823,640
       Supplies and other current assets  . . .      2,552,854       2,381,153
       Costs and earnings in excess of billings
         on uncompleted contracts . . . . . . .      1,195,595       1,425,303
                                                --------------- ---------------
          Total current assets  . . . . . . . .     13,728,954      13,173,859
                                                --------------- ---------------
      Property, Plant and Equipment, Net  . . .      6,052,086       6,821,741
      Intangible Assets, Net  . . . . . . . . .         34,794          37,822
                                                --------------- ---------------
                                                $   19,815,834  $   20,033,422
                                                =============== ===============


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                                   March 31,     December 31,
                                                     1999            1998
        LIABILITIES AND STOCKHOLDERS' DEFICIT   --------------- ---------------
                                                  (unaudited)
      Current Liabilities
       Current portion of long-term debt  . . . $    9,836,746  $    9,864,171
       Accounts payable   . . . . . . . . . . .      4,318,164       5,758,372
       Accrued expenses   . . . . . . . . . . .      6,123,042       6,985,381
       Billings in excess of costs and earnings
         on uncompleted contracts . . . . . . .      1,868,970       1,010,680
       Deferred revenue   . . . . . . . . . . .      2,264,833         723,464
                                                --------------- ---------------
         Total current liabilities  . . . . . .     24,411,755      24,342,068
                                                --------------- ---------------
      Long-term Debt  . . . . . . . . . . . . .        100,832         154,137
                                                --------------- ---------------
      Commitments and Contingencies . . . . . .
      Stockholders' Deficit
       Non-redeemable preferred stock   $.01
         par value; authorized 50,000 shares:
          Series A 6 percent Cumulative
           Convertible Preferred Stock;
           convertible at $4.76 per share;
           issued and outstanding 10,000
           shares; liquidation preference
           $5,800,000 . . . . . . . . . . . . .            100             100
          Series B 8 percent Cumulative
           Convertible Preferred Stock;
           convertible at $4.47 per share,
           issued and outstanding
           4,500 shares; liquidation
           preference $4,500,000  . . . . . . .             45              45
       Common stock   $.01 par value;
         authorized 30,000,000 shares,
         issued 18,019,644 and 17,986,106
         shares, respectively . . . . . . . . .        180,196         179,861
       Additional paid-in capital   . . . . . .    113,426,639     113,554,218
       Accumulated deficit  . . . . . . . . . .   (120,794,168)   (120,652,494)
       Treasury stock (132,937 shares)
         at cost  . . . . . . . . . . . . . . .       (422,360)       (422,360)
       Accumulated preferred stock dividends  .      2,554,119       2,379,549
       Accumulated other comprehensive income .        358,676         512,048
       Unearned compensation  . . . . . . . . .          -             (13,750)
                                                --------------- ---------------
         Total stockholders' deficit  . . . . .     (4,696,753)     (4,462,783)
                                                --------------- ---------------
                                                $   19,815,834  $   20,033,422
                                                =============== ===============

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                 Three months ended March 31,
                                                -------------------------------
                                                     1999            1998
                                                --------------- ---------------
      Cash Flows   Operating Activities:
       Net loss   . . . . . . . . . . . . . . . $     (141,674) $   (4,334,993)
       Adjustments to reconcile net loss to
         net cash provided by (used in)
         operating activities:
         Depreciation and amortization  . . . .        581,308         832,790
         Amortization of unearned compensation.         13,750          88,750
         Loss on sale of property, plant and
          equipment . . . . . . . . . . . . . .          -              55,146
         Change in current assets and
         liabilities:
          Accounts and contracts receivable . .       (291,263)      1,100,807
          Costs and earnings in excess of
           billings on uncompleted contracts  .        229,708      (1,262,157)
          Supplies and other current assets . .       (171,701)        (97,339)
          Accounts payable  . . . . . . . . . .     (1,440,208)        (95,764)
          Accrued expenses  . . . . . . . . . .       (688,734)        (30,705)
          Billings in excess of costs and
           earnings on uncompleted contracts  .        858,290       1,171,141
          Deferred revenue  . . . . . . . . . .      1,541,369       1,031,179
                                                --------------- ---------------
           Net cash provided by (used in)
            operating activities  . . . . . . .        490,845      (1,541,145)
                                                --------------- ---------------

      Cash Flows   Investing Activities:
       Purchase of property, plant and                (198,174)       (941,396)
         equipment  . . . . . . . . . . . . . .
       Proceeds from sale of property, plant
         and equipment  . . . . . . . . . . . .         45,297           -
                                                --------------- ---------------
         Net cash used in investing activities.       (152,877)       (941,396)
                                                --------------- ---------------

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                                      (unaudited)


                                                 Three months ended March 31,
                                                -------------------------------
                                                     1999            1998
                                                --------------- ---------------
      Cash Flows   Financing Activities:
       Repayment of note payable  . . . . . . .        (63,455)        (94,106)
       Proceeds from issuance of common stock .         47,326              64
                                                --------------- ---------------
         Net cash used in financing
          activities  . . . . . . . . . . . . .        (16,129)        (94,042)
                                                --------------- ---------------

      Net increase (decrease) in cash and cash
       equivalents  . . . . . . . . . . . . . .        321,839      (2,576,583)
      Cash and cash equivalents at beginning
       of period  . . . . . . . . . . . . . . .      2,543,763       4,582,757
                                                --------------- ---------------
      Cash and cash equivalents at end of
       period   . . . . . . . . . . . . . . . . $    2,865,602  $    2,006,174
                                                =============== ===============

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1.  BASIS OF PRESENTATION

          The interim condensed consolidated financial statements of Precision Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the audited financial statements and notes thereto as of and for the years ended December 31, 1998 and 1997, the four-month transition period ended December 31, 1996, and the year ended August 31, 1996.

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

          Certain amounts for previous periods have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on the Company's total assets, equity, net loss or cash flows in the previous period.

      2.  BASIC AND DILUTED LOSS PER SHARE

          Basic and diluted loss per share for the three months ended March 31, 1999 and 1998, have been computed based upon the weighted average common shares outstanding of 17,871,182 and 17,786,107, respectively. The diluted loss per share calculation does not include preferred convertible securities and stock options, which are common stock equivalents, as their inclusion would be anti-dilutive.

          The following table provides information on the weighted average shares of dilutive securities which are not included in the diluted loss per share calculation because their inclusion would be anti-dilutive:

                                                 Three Months Ended March 31,
                                                     1999            1998
                                                --------------- ---------------

         Preferred convertible securities . . .      3,500,198       3,500,198
         Stock options and restricted stock . .      1,087,646       2,193,445
                                                --------------- ---------------
                                                     4,587,844       5,693,643
                                                =============== ===============

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      3.  LONG-TERM DEBT

                                                   March 31,     December 31,
                                                     1999            1998
                                                --------------- ---------------
                                                  (unaudited)
      Notes payable to shareholders, interest
       at 8 percent, with detachable warrants
       convertible into 825,000 shares of
       common stock at $4.00 per share,
       uncollateralized, and due April to
       August 1999  . . . . . . . . . . . . . . $    6,000,000  $    6,000,000

      Notes payable to shareholder, interest at
       9.5 percent, uncollateralized, and due
       upon demand; the Company has $1,250,000
       of available funding remaining on these
       notes as of March 31, 1999 and December
       31, 1998   . . . . . . . . . . . . . . .      3,750,000       3,750,000

      Capital lease obligations, interest rates
       varying from 6 percent to 9 percent;
       collateralized by certain assets with
       net book value of approximately
       $350,000 for 1999 and 1998 and maturing
       through the year 2001  . . . . . . . . .        187,578         268,308
                                                --------------- ---------------
                                                     9,937,578      10,018,308
      Less current portion  . . . . . . . . . .     (9,836,746)     (9,864,171)
                                                --------------- ---------------
                                                $      100,832  $      154,137
                                                =============== ===============

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      4.   RESTRUCTURING CHARGES

           During the year ended December 31, 1998, in an effort to reduce overhead and cut costs, the Company terminated the employment of 58 individuals, which approximated the estimate for the total number of employee terminations under the original restructuring plan, and closed several offices world-wide. The effect of the restructuring charges associated with these headcount reductions and office closings was to increase the Company's selling, general and administrative expenses and accrued expenses by approximately $2,438,000 during the year ended December 31, 1998. The following tables provide an itemization of the costs included in the restructuring liability based on original estimates, the amounts paid and charged against the liability, adjustments made to the original estimates, and the residual value of the restructuring liability as of March 31, 1999, and December 31, 1998:

      Three months ended March 31, 1999
      ----------------------------------

                                Liability                            Liability
                                  as of                                as of
                               December 31,                          March 31,
                                   1998       Charges   Adjustments    1999
                              ------------- ----------- ----------- -----------
                                            (unaudited) (unaudited) (unaudited)
      Employee termination
       benefits   . . . . . . $    139,926  $  (92,689) $    -      $   47,237
      Non-cancellable
       operating leases   . .      274,046    (123,122)      -         150,924
      Asset write-offs,
       including leasehold
       improvements   . . . .      347,366    (244,343)      -         103,023
      Professional services .      160,712      (7,828)      -         152,884
                              ------------  ----------- ----------- -----------
                              $    922,050  $ (467,982) $     -     $  454,068
                              ============  =========== =========== ===========

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      4.   RESTRUCTURING CHARGES (continued)

      Year ended December 31, 1998
      ----------------------------------

                                                                    Liability
                                                                      as of
                                Original                           December 31,
                                Estimate    Charges    Adjustments     1998
                              ----------  ------------ ----------- ------------
      Employee termination    $  950,000  $  (788,916) $  (21,158) $   139,926
       benefits   . . . . . .
      Non-cancellable            524,000     (250,663)        709      274,046
      operating leases  . . .
      Asset write-offs,
       including leasehold
       improvements   . . . .    775,000     (430,088)      2,454      347,366
      Professional services .    251,000      (46,216)    (44,072)     160,712
                              ----------  ------------ ----------- ------------
                              $2,500,000  $(1,515,883) $  (62,067) $   922,050
                              ==========  ============ =========== ============

           The "Charges" columns above represent the actual cash payments made to employees for restructuring plan termination benefits and lease payments associated with office closures made subsequent to the restructuring plan. In addition, the "Charges" columns represent certain asset write-offs disposed of regarding such office closures. The asset write-offs included in the restructuring plan primarily represent the historical net book value of certain furniture, leasehold improvements, and other miscellaneous equipment associated with the office closures. The Company does not expect to generate any material proceeds for the sale of such assets upon disposal.

           The restructuring plan liability as of March 31, 1999, represents management's estimate of the remaining portion of the cash to be paid out to employees regarding termination benefits, non-cancellable operating leases for offices closed, and legal and accounting fees associated with the completion of the restructuring plan. All cash payments to be made for employee termination benefits and legal and accounting fees are expected to be made by September 30, 1999. In addition, all cash payments on non-cancellable operating leases are expected to be completed by December 31, 1999. No cash payments will occur as a result of the asset impairments.

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

                       PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      5.   SEGMENT INFORMATION

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in 1998.

           The Company identifies such segments based on a combination of factors including the products and services from which the Company derives its revenues, management responsibility and geographic areas of operations. The Company has three reportable segments: The U.S. operations segment produces network-based telecommunications products for sale to large telecommunications carriers. In addition to network-based telecommunications products, the international operations segment produces customer premises equipment products that are marketed to call centers and customer contact centers in the financial, insurance, airline, retail, telco, and service bureau industries. The third product category is the service bureau segment, which is sold through the Company's subsidiary, BFD Productions, Inc. ("BFD"). BFD sells 800, 888 and 900 services to corporations and other entities, including government agencies and large software entertainment companies. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's December 31, 1998 Form 10-K. The Company accounts for intercompany sales at a discounted price. Intercompany revenues and the related cost of sales are eliminated in the Company's consolidated financial statements.

      Three months ended March 31, 1999
      ----------------------------------
                                   Telecommunications
                                        Products
                               --------------------------
                                   U.S.     International  Service   Intercompany
                                Operations   Operations     Bureau   Eliminations  Consolidated
                               ----------- -------------- ---------- ------------- -------------
      Revenues from
        external customers  .  $ 1,848,688     4,039,152    832,104         -      $  6,719,944
      Revenues from other
        segments  . . . . . .  $   515,343         -          -          (515,343) $      -
         Total revenues . . .  $ 2,364,031     4,039,152    832,104      (515,343) $  6,719,944
      Depreciation and
        amortization  . . . .  $   297,398       183,847    100,063         -      $    581,308
      Operating profit         $   (91,338)       36,563     39,578         -      $    (15,197)
        (loss)  . . . . . . .
      Interest expense, net .  $     3,991       108,616     13,870         -      $    126,477
      Total assets  . . . . .  $ 27,574,842    9,353,028  1,626,216   (18,738,252) $ 19,815,834


                        PRECISION SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      5.   SEGMENT INFORMATION

      Three months ended March 31, 1998
      ---------------------------------
                                   Telecommunications
                                        Products
                               --------------------------
                                   U.S.     International  Service   Intercompany
                                Operations   Operations     Bureau   Eliminations  Consolidated
                               ----------- -------------- ---------- ------------- -------------
      Revenues from external
        customers . . . . . .  $ 2,265,576     3,372,484  1,030,357         -      $  6,668,417
      Revenues from other
        segments  . . . . . .  $   235,774         -          -          (235,774) $      -
         Total revenues . . .  $ 2,501,350     3,372,484  1,030,357      (235,774) $  6,668,417
      Depreciation and
        amortization  . . . .  $   446,434       241,760    144,596         -      $    832,790
      Operating loss  . . . .  $(2,121,941)   (2,067,249)   (55,176)        -      $ (4,244,366)
      Interest income          $    42,151      (113,602)   (19,176)        -      $    (90,627)
        (expense), net  . . .
      Total assets  . . . . .  $ 25,208,510   12,757,040  2,243,135   (13,992,856) $ 26,215,829


       ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                                              Percentage of
                                                 Revenue
                                           Three Months Ended     Percentage
                                                March 31,          Increase
                                          --------------------    (Decrease)
                                             1999       1998     1999 vs. 1998
                                          ---------- --------- ----------------

      Revenues:
       Contract revenue   . . . . . . . .     21.6%      15.0%           45.0%
       Service and support  . . . . . . .     54.5%      71.0%          (22.7%)
       License fee revenue  . . . . . . .     23.9%      14.0%           72.5%
                                          ---------- ----------
         Total revenues . . . . . . . . .    100.0%     100.0%            0.8%
      Cost of sales, exclusive of
      depreciation and                        46.6%      76.7%          (38.9%)
       amortization shown separately
       below  . . . . . . . . . . . . . .

      Operating Expenses:
       Selling, general and                   36.4%      54.7%          (32.8%)
       administrative   . . . . . . . . .
       Research, engineering and
         development  . . . . . . . . . .      8.5%      19.7%          (56.3%)
       Depreciation and amortization  . .      8.7%      12.5%          (30.2%)
                                          ---------- ----------
      Operating loss  . . . . . . . . . .     (0.2%)    (63.6%)         (99.6%)
      Interest expense, net . . . . . . .     (1.9%)     (1.4%)          39.6%
      Loss before income taxes  . . . . .     (2.1%)    (65.0%)         (96.7%)
      Net Loss  . . . . . . . . . . . . .     (2.1%)    (65.0%)         (96.7%)

      Total Revenues

           Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Adoption of SOP 97-2 did not have a material impact on the financial condition or the results of operations of the Company.

           Total revenues increased to $6,719,944 for the three months ended March 31, 1999, compared to $6,668,417 for the three months ended March 31, 1998. The various components of revenue fluctuated as explained below.

      Contract Revenue

           Contract revenue, consisting primarily of telecommunications equipment hardware sales, increased to $1,449,780 for the three months ended March 31, 1999, compared to $999,757 during the same period in 1998. The increase is primarily due to an increase in contract revenues associated with Vicorp's BETEX products of $1,449,780 during the three months ended March 31, 1999, compared to $969,757 during the same period in 1998.

      Service and Support

           Service and support revenue, consisting primarily of custom development services, maintenance services, and service bureau services, decreased to $3,662,960 for the three months ended March 31, 1999, compared to $4,736,798 for the three months ended March 31, 1998.

           Service and support revenue generated from MCIWorldCom relating to its ESP equipment decreased to $330,849 for the three months ended March 31, 1999, compared to $470,029 for the same period in 1998, due to the customer's request for a lower level of support to be provided by the Company in 1999 compared to 1998.

           Service and support revenue for Vicorp BETEX products decreased to $2,418,954 for the three months ended March 31, 1999, compared to $3,153,381 for the three months ended March 31, 1998. Vicorp's service and support revenue includes maintenance and custom development services provided to its customers.

           Service and support revenue for BFD decreased to $832,104 for the three months ended March 31, 1999, compared to $1,030,357 for the three months ended March 31, 1998. BFD's service and support revenue primarily includes interactive voice response service bureau activity.

      License Fee Revenue

           License fee revenue increased to $1,607,204 for the three months ended March 31, 1999, compared to $931,862 for the three months ended March 31, 1998. License fee revenue for the three months ended March 31, 1999, relating to the Company's BETEX product line was $1,185,104 and $422,100 for the UniPort product line. The Company expects to generate future license fee revenue for its BETEX and UniPort products, although no assurance can be given for such future revenue.

      Cost of Sales

           Cost of sales decreased to $3,128,610 (47 percent of revenue) for the three months ended March 31, 1999, compared to $5,118,958 (77 percent of revenue) for the three months ended March 31, 1998. The reason for the decrease in the Company's cost of sales dollar amount is primarily due to the lower total contract revenue and service and support revenue during the three months ended March 31, 1999, compared to the same period in 1998. Such revenue historically has had higher cost of sales percentages than the Company's license fee revenue. The reason for the decrease in the Company's cost of sales dollar percentage is primarily due to the increase in the percentage of license fee revenue in the Company's revenue mix during the three months ended March 31, 1999, compared to the same period in 1998. License fee revenue historically has had a lower cost of sales percentage compared to contract revenue and service and support revenue.

      Selling, General and Administrative Expenses

           Selling, general and administrative expenses decreased to $2,452,002 for the three months ended March 31, 1999, compared to $3,648,397 for the three months ended March 31, 1998. The decrease in selling, general and administrative expenses for the three months ended March 31, 1999, is primarily due to the positive effects of the Company's efforts during 1998 at reducing its overhead costs through restructurings, employee lay-offs and office closures. Such restructurings generated approximately
      $979,000 of cost savings during the three months ended March 31, 1999, compared to the same period in 1998. In addition, the Company continued its efforts at managing and controlling costs in order to improve the alignment of cost outlays against potential revenue opportunities. The Company reduced its travel expenses due to increased controls and a decrease in the Company's employee base, which generated approximately $300,000 in cost savings.

      Research, Engineering, and Development

           Research, engineering and development expenses decreased to $573,221 for the three months ended March 31, 1999, compared to $1,312,638 for the three months ended March 31, 1998. The decrease in research, engineering and development expenses primarily relates to the reduction in development work associated with the Company's BETEX and UniPort products. The Company has reduced its research and development efforts on UniPort due to reduced sales and marketing opportunities for the product and to focus future activities on BETEX and BETEX-related products, such as Lydian. Although the Company is reducing its research and development activities for BETEX and BETEX-related products, it does not anticipate a material negative effect on its customer-related revenue opportunities. Resources will continue to be directed toward product improvements and enhancements for future purchased releases of the Company's products. Additionally, the Company will continue to evaluate its different product lines to maximize the impact of the research, engineering and development expenditures.

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

      Depreciation and Amortization

           Depreciation and amortization was $581,308 for the three months ended March 31, 1999, compared to $832,790 for the three months ended March 31, 1998. The decrease is primarily due to certain computer equipment that became fully depreciated subsequent to March 31, 1998, and, therefore, generated no depreciation expense during the three months ended March 31, 1999. In addition, certain furniture, leasehold improvements, and other miscellaneous equipment that were written off as part of the 1998 restructuring plan created no depreciation expense during the three months ended March 31, 1999.

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

      Interest Expense

           For the three months ended March 31, 1999, net interest expense was $126,477 compared to $90,627 during the same period in 1998. The increase in net interest expense is primarily due to promissory notes of $3,750,000 issued in April and August of 1998 that bear interest at 9.5 percent.

      Litigation

           Reference is made to the legal proceedings described at Part 1, Item 3, in the Company's December 31, 1998 Form 10-K. The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.

      Financial Position, Liquidity, and Capital Resources

           At March 31, 1999, the Company had working capital deficiency of $10,682,801 compared to $11,168,209 at December 31, 1998. During the three months ended March 31, 1999, cash provided by operations was $490,845. The Company expects that in 1999, as in 1998, the Company will require additional external sources of capital to fund its operations, including working capital needs. The Company's Board of Directors formed a special committee for the purpose of analyzing additional external sources of capital that may be available to the Company. The Company has taken steps regarding the improvement of its cash flow and cash position, including:

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

           In April 1998, the Company announced that its Board of Directors approved and the Company entered into a definitive agreement (the "Contribution Agreement") with various privately held entities controlled by Roy M. Speer to acquire a controlling interest in the Company. The transaction was valued at approximately $100,000,000 and was subject to shareholder and certain antitrust and regulatory approvals and other customary conditions.

           Under the terms of the Contribution Agreement, which was initially proposed on March 6, 1998, the Speer entities (Speer Communication Holdings Limited Partnership, Speer World Wide Digital Transmission and Vaulting Limited Partnership, Speer Virtual Media Limited Partnership, and Speer Productions Limited Partnership) had proposed to contribute to the Company $15,000,000 in cash and their digital storage, audiovisual production and telecommunications assets and businesses in Nashville, Tennessee and Washington, D.C. in exchange for approximately 105,000,000 shares of the Company's common stock (the "Property Contribution"). The Agreement permitted Speer, in its sole discretion, to consummate an alternative transaction in lieu of the Property Contribution, whereby Speer could have elected to transfer all of the assets and liabilities of Speer Virtual Media Limited Partnership, plus $36,000,000 in cash in exchange for 41,000,000 shares of common stock of the Company (the "Cash Contribution"). The Contribution Agreement further contemplated that all debt and preferred stock of the Company held by its major stockholders would be converted into common stock at the rate of $1.00 per share. The Contribution Agreement provided for a $5,000,000 line of credit to be made available by Speer upon signing of the Contribution Agreement for operating capital requirements. As of March 31, 1999, the Company's outstanding balance owed on the line of credit was $3,750,000. After the transaction, Mr. Speer would have controlled over 80 percent of the outstanding stock of the Company. Mr. Speer currently controls RMS Limited Partnership ("RMS"), an entity that was one of the Company's major stockholders prior to March 16, 1999, when RMS sold its interest in the Company to Anschutz Digital Media, Inc. RMS would have also contributed certain real estate in Nashville as part of the transaction.

           In February 1999, the Company announced that its Board of Directors received from Speer Communications Holdings Limited Partnership ("Speer") notice of termination of the Contribution Agreement dated April 22, 1998. In addition, RMS delivered notice that it elected to terminate both the Real Estate Transfer Agreement and Plan of Recapitalization between RMS and the Company.

           Also in February 1999, following termination of the Contribution Agreement, the Speer entities entered into an asset purchase agreement (the "Asset Purchase Agreement") with Anschutz Digital Media, Inc. ("Anschutz"). Under the terms of the Asset Purchase Agreement, Anschutz agreed to purchase substantially all of the assets of the Speer entities, including RMS's debt and ownership interest in the Company. The transaction closed on March 16, 1999.

           In March 1999, the Company announced that its Board of Directors unanimously approved and the Company has entered into a definitive merger agreement (the "Agreement") with Anschutz. Under the terms of the Agreement, which was initially proposed on February 17, 1999, Anschutz would acquire all of the outstanding common stock of the Company in a transaction wherein the Company would be merged with a subsidiary of
      Anschutz, and holders of the Company's common stock would receive $1.00 per share in cash. The Agreement further contemplates that all debt to the Company's shareholders will be repaid and the Company's preferred stock will be canceled for an amount equal to its liquidation preference, plus accrued dividends and interest thereon. The Agreement also provides the Company with a line of credit with available borrowings of $1,250,000 to be extended by Anschutz, replacing the line of credit extended to the Company by the Speer entities. The transaction is subject to shareholder and certain antitrust and regulatory approvals and other customary conditions. Anschutz is an affiliate of the Anschutz Company whose operating divisions and wholly-owned subsidiaries engage in telecommunications, natural resources, transportation, real estate, and sports entertainment businesses.

           The Company's accounts and contracts receivable increased to $7,114,903 as of March 31, 1999, from $6,823,640 as of December 31, 1998.
      The increase is primarily due to certain large customer receivable balances outstanding at March 31, 1999, that are expected to be collected by June 30, 1999.

           The Company's supplies and other current assets increased to $2,552,854 as of March 31, 1999, from $2,381,153 as of December 31, 1998.
      The increase is primarily due to an increase in inventory in anticipation of customer deliverables subsequent to March 31, 1999.

           The Company's costs and earnings in excess of billings on uncompleted contracts decreased to $1,195,595 as of March 31, 1999, from $1,425,303 as of December 31, 1998. The decrease is primarily associated with the completion of certain BETEX product delivery contracts that were in process for its customers at December 31, 1998, which were billed during 1999.

           The Company's current portion of long-term debt decreased to $9,836,746 as of March 31, 1999, from $9,864,171 as of December 31, 1998.
      The Company's long-term debt decreased to $100,832 as of March 31, 1999, from $154,137 as of December 31, 1998. The total decrease in the current portion of long-term debt and long-term debt is due to payments made on the Company's capital lease obligations.

           The Company's accounts payable decreased to $4,318,164 as of March 31, 1999, from $5,758,372 as of December 31, 1998. The decrease is primarily due to the timing of certain vendor payments.

           The Company's accrued expenses decreased to $6,123,042 as of March 31, 1999, from $6,985,381 as of December 31, 1998. The decrease is primarily due to a decrease in accrued restructuring charges to approximately $454,000 as of March 31, 1999, from $922,000 as of December 31, 1998. In addition, accrued payroll costs decreased to approximately $1,260,000 as of March 31, 1999, from approximately $1,489,000 as of December 31, 1998, due to the timing of certain payroll related payments.

           The Company's billings in excess of costs and earnings on uncompleted contracts increased to $1,868,970 as of March 31, 1999, from $1,010,680 as of December 31, 1998. The increase is primarily associated with the billing of certain BETEX software development contracts during the first quarter of March 31, 1999, that were still in process for its customers at March 31, 1999.

           The Company's deferred revenue balance increased to $2,264,833 as of March 31, 1999, from $723,464 as of December 31, 1998. The Company's deferred revenue balance primarily represents prepaid maintenance contracts for services to be provided to its customers.

           The Company incurred approximately $198,000 in expenditures for capital assets during the three months ended March 31, 1999. Future levels of capital expenditures will be dependent upon cash availability from operating activities and additional sources of bank funding or other forms of financing which may or may not be available to the Company upon acceptable terms and conditions.

      Readiness for Year 2000

           The Company is in the process of developing a plan to identify and resolve all of its issues relating to the "Year 2000" problems relating to its business. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. This issue affects the Company's internal information systems and could impact software systems sold and delivered to customers. Various task forces have been formed to assess the scope of the Company's risks in this area and bring applications into compliance. To date, the Company has experienced very few problems relating to Year 2000 testing and those identified have been fixed in the Company's day-to-day operating environment. The Company has also started coordinating with vendors about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information relating to the Year 2000. The Company intends to continue its efforts to monitor the Year 2000 compliance of vendors. In the event any third parties cannot timely provide the Company with products that meet the Year 2000 requirements, then the Company's abilities to offer its products and services could be materially adversely affected. The cost incurred by the Company during 1998 to address Year 2000 compliance was less than approximately $500,000. The Company estimates it will incur less than approximately $500,000 in direct costs during 1999 to support its compliance initiatives. Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 programs, or that third party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue will not exceed its estimates, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's businesses, financial conditions, or results of operations. In addition, the Company's business may be materially adversely affected in the event that its customers' systems are not Year 2000 compliant to the extent that such (i) customers' systems are not compatible with those products or services offered by the Company or (ii) customers delay purchase of products or services from the Company while such customers' systems are made Year 2000 compliant. The Company has not adopted a contingency plan to address possible risks to its systems.

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

           * The ability of the Company and its significant suppliers and large customers to address the Year 2000 issue

           *  The  Company's   ability  to   generate   sufficient  cash,   from
              operations  or   from  external  sources,   to  fund  its   global
              operations

           Many of such uncertainties are outside the Company's control and could postpone, delay, or eliminate potential sales opportunities and, therefore, affect the Company's operations. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                             PART II - OTHER INFORMATION


      ITEM 1   Legal Proceedings

           Reference is made to the legal proceedings described at Part 1, Item 3, in the Company's December 31, 1998, Form 10-K. The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.


      ITEM 2   CHANGES IN SECURITIES

           None

      ITEM 3   DEFAULTS UPON SENIOR SECURITIES

           None

      ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

      ITEM 5   OTHER INFORMATION

           None

      ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                Exhibit 27 - Financial Data Schedule (for SEC use only)

           (b)  Reports on Form 8-K

                On March 31, 1999, the Company filed a report on Form 8-K, under Item 1, announcing its Board of Directors approved and the Company entered into a definitive agreement (the "Agreement") dated March 15, 1999, with Anschutz Digital Media, Inc. ("Anschutz"). Under the terms of the Agreement, Anschutz would acquire all of the outstanding common stock of the Company in a transaction wherein the Company would be merged with a subsidiary of Anschutz, and holders of the Company's common stock would receive $1.00 per share in cash.

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


                          PRECISION SYSTEMS, INC.


                          By:  /S/ KENNETH M. CLINEBELL
                               -------------------------
                               Kenneth M. Clinebell
                               Interim President and Chief Financial Officer

      May 17, 1999

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 17, 1999.

                      Signature                         Title

              /s/ KENNETH M. CLINEBELL     Interim President and
          -------------------------------  Chief Financial Officer
                Kenneth M. Clinebell       (Principal Financial Officer)

                  /s/ CARLA K. LUKE        Controller
          -------------------------------  (Principal Accounting Officer)
                    Carla K. Luke